Form 10-K
period 1997-03-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 1998-04-29
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

COMMISSION FILE NUMBER: 0-9577

                       BERYLLIUM INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

              UTAH                                     87-0294391
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

8790 BLUE JAY LANE, SALT LAKE CITY, UTAH                       84121
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:         (801) 942-0895
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class                            Name of each exchange on
                                                          which registered

           NONE                                                 NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $ .01
                                (Title of Class)

                     24-MONTH COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

                     48-MONTH COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES:_____     NO:          X

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall by computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

1    Form 10-K as Required by the Securities and Exchange Commission

                        THE STOCK DOES HAVE PRESENT VALUE

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                         20,936,880

        There are no documents incorporated by reference herein.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I

                                ITEM 1. BUSINESS

        The Company at the present time is conducting no business operation. The company was formed originally to be engaged in the acquisition and sale of interest in oil, gas, coal oil, shale and other mineral properties located principally in the Rocky Mountain region of the United States of America. However, with World decline in prices for Beryllium and intense competition from larger companies, the company went inactive in September, 1994. These factors caused the company to be unable to continue operation. The company at the present time is contemplating obtaining a company with a patented process for generating hydrogen and oxygen through the electrolysis of water whereby the first commercial product is a generator used in the welding and steel cutting business.

                               ITEM 2. PROPERTIES

        The company, at the present time, has divested itself of all properties and owns no properties at this time.

                            ITEM 2. LEGAL PROCEEDINGS

        The company, at this time, has no legal proceeding in regard to its operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The company, at the present time, is planning to approve proxy material for the purpose of acquiring through a tax-free reorganization, a Nevada Corporation, which in turn controls a Singaporian Corporation. In the past, the company last had a Shareholders meeting on the 14th day of March, 1992.

2       Form 10-K as Required by the Securities and Exchange Commission

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED SECURITY HOLDERS MATTERS

        At the present time, the company is not active. The company is not active, nor is their stock being traded at this time. There is no market for the stock at the present time.

        COMMON STOCK AND OTHER SECURITIES

        The Registrant's securities, consisting of common stock, 24-month common stock purchase warrants, 48-month common stock purchase warrants and units, are not being traded in any market.

        EXTENSION OF WARRANT'S EXPIRATION DATES

        In 1981, the registrant issued 1,250,000 24-month common stock purchase warrants (the "24-month Warrants") and 1,250,000 48-month common stock purchase warrants (the "48-month Warrants"). The expiration dates of both the 24-month Warrants and the 48-Month Warrants have been extended from time to time by the Registrant. The exercise price for the 24-month Warrants is $4.00 per share, and the exercise price for the 48-month Warrants is $5.33 per share. There is not now in effect a current registration statement with respect to any of the warrants. To date, none of the warrants has been exercised.

                                ITEM 6. SELECTED FINANCIAL DATA

                                    Years Ended March 31,

                        1997        1996        1995         1994          1993

Statement of
operations Data:

Revenues: .......       None         -0-         -0-         none       18,490.

Net Loss: .......    1000.00     36,248.     15,506.       94,764        17,200

Net Loss per
common share: ...       (.00)       (.00)       (.00)        (.50)         (.00)

Weighted Ave ....
Common Shares
Outstanding: .... 20,936,880  20,836,880  20,736,880   20,026,880    20,026,880

Dividends
Declared or Paid:      none.       none.       none.        none.         none.

3       Form 10-K as Required by the Securities and Exchange Commission

Balance Sheet
Data:

                         1997        1996        1995        1994        1993

Total Assets: ..........  -0-         -0-         -0-      121.00       41.00

Long-Term Debt: ........  -0-         -0-         -0-     881,758     785,443

                                          CUMULATIVE
                                         July 10, 1985
                                              to
                                        MARCH 31, 1997

Statements of Operations
Data:

Revenues:                                   -0-

Net Loss:                                   1,029,470

Net Loss Per Common

Share:                                      (.00)

Weighted Average Common

Shares Outstanding:                        20,936,880

Dividends Declared or Paid:                 None.


                        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The company, at this time, is not engaging in any activity and has been effectively in a development stage since the 30th day of September, 1994.

        The reason why the company has not done any business is that the mineral interests that the company was working on proved not to be commercially viable to mine or develop. The company has been in a development stage since that period of time and because of a lack of income and activity, has not filed any financial information since 1994.

                           ITEM 8.  LIQUIDITY AND CAPITAL RESOURCES

        The company at the present time has suffered a loss and has no operating revenues and zero cash flows. The company, at the present time, is considering an acquisition and/or merger that would provide operating capital for the company for the future.

4       Form 10-K as Required by the Securities and Exchange Commission

                          ITEM 9. RESULTS OF OPERATIONS

        Currently the company is not operating and therefore, has had no revenue since 1994 and this has continued to the present time.

                         ITEM 10. REVENUES AND EXPENSES

        The loss of the fiscal year, 1997.

               The company has filed an 8-K regarding change of auditors are Jones, Jenson and Company, L.L.C., 50 South Main Street, Suite 1450, Salt Lake City, Utah 84144

                   ITEM 11. CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

        None.

                                    PART III

                         ITEM 10. REVENUES AND EXPENSES

        None.

                    ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

        CURRENT MANAGEMENT

        The table below sets forth the name, age, and position of each current director and executive officer of the Registrant and each nominee proposed for election to the board of directors.

NAME                  AGE           DIRECTOR OR
----                  ---           -----------
                                    POSITIONS WITH COMPANY                             SINCE
                                    ----------------------                             -----

5       Form 10-K as Required by the Securities and Exchange Commission

Richard D. Moody      67            Chairmen of the Board, president                   1985
                                    and Chief Executive Officer and a
                                    director of Emery Energy, Inc., and
                                    Moody Beryllium Corporation.

Gerald M. Park        66            Vice-President, treasurer, and a                   1985
                                    director of Emery Energy, Inc., and
                                    of Moody Beryllium Corporation.

R. Dennis Ickes       54            Secretary and a director of  Emery                 1979
                                    Energy, Inc., and Moody Beryllium
                                    Corporation.

                         ITEM 12. EXECUTIVE COMPENSATION

        There has been no executive compensation.

                     ITEM 13. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The registrant is authorized to issue 50,000,000 shares of common stock, par value $ .01, of which 20,936,880 shares were issued and outstanding at the close of business on March 31, 1997. Each share of common stock is entitled to one vote.

        The following table sets forth, as of March 31, 1997, the number of shares of the Registrant's common stock, par value $.01, held of record or beneficially by each person who was known by the Registrant to own beneficially, more than 5% of the Registrant's common stock, and the name and share holdings of each officer, director, and nominee, and all officers and directors as a group. Each person listed holds sole voting and investing power over the shares shown as being beneficially owned by such person.

6       Form 10-K as Required by the Securities and Exchange Commission

NAME OF                                                  NUMBER OF    PERCENT OF
-------                                                  ---------    ----------
BENEFICIAL OWNER                                           SHARES       CLASS
----------------                                           ------       -----

PRINCIPAL SHAREHOLDERS

Richard D. Moody ................................         9,641,388        48.1%
1216 Route #1
Delta, Utah 84624

Gerald M.  Park .................................         1,567,265         7.8%
8790 Blue Jay Lane
Salt Lake City, Utah 84121

OFFICERS AND DIRECTORS

Richard D. Moody ----------------See above -------------------------------------

Gerald M. Park ----------------See above ---------------------------------------

R. Dennis Ickes .................................           202,211         1.0%
R. Dennis Ickes and
Susan Marriott Ickes

All officers and directors

as a group Three (3) persons ....................        11,410,864        57.0%



                    ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year ended March 31, 1997, the Registrant had no private transactions with related parties.

                                     PART IV

          ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

7       Form 10-K as Required by the Securities and Exchange Commission

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       BERYLLIUM INTERNATIONAL CORPORATION

                       ___________________________________
                                  (registrant)

                                /s/ RICHARD D. MOODY
                                Richard D. Moody
                                President
___________________________
        (date)

8       Form 10-K as Required by the Securities and Exchange Commission