Form 10-Q
period 1997-09-30
BERYLLIUM INTERNATIONAL CORP /UT/
filed 1998-04-29
CIK 315263

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

            Quarterly report pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934.

                    For the Quarter ended September 30, 1997

                                                          Commission File Number
                                                                   0-9577

                       BERYLLIUM INTERNATIONAL CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          UTAH                                               87-0294391
(State or other jurisdiction of                       (IRS employer I.D. Number)
incorporation or organization)

8790 Blue Jay Lane
SALT LAKE CITY, UTAH                                            84121
(Address of principal                                         (Zip Code)
executive offices)

Registrant's telephone number
including area code:                                        (801) 942-0895

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        YES                                               NO    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

20,936,880 common shares were outstanding as of September 30, 1997.

1    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Condensed Balance Sheets                                         3

           September 30, 1997 (unaudited)
           March 31, 1997 (unaudited)

        Condensed Statements of Operations and

           Accumulated Deficit (unaudited)                               4

           Quarter Ended September 30, 1997
           July 10, 1985 (Inception) to
           September 30, 1997

        Statements of Stockholders' Equity (Deficit)                     5

        Consolidated Statement of Cash Flows                             13
           Quarter Ended September 30, 1997
           July 10, 1985 (Inception) to September 30, 1997

        Notes to Condensed Financial Statements                          15

    Item 2.Management's Discussion and Analysis of
                  Financial Condition                                    16

    Item 3.Exhibit 11: Computation of Weighted
                  Average Shares Outstanding                             18

2 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                               September 30,   March 31,
                                                   1997          1997
                                                   ----          ----
                                               (Unaudited)

CURRENT ASSETS

  Cash ........................................     $      --     $      --
                                                    -----------   -----------

    Total Current Assets ......................            --            --
                                                    -----------   -----------

    TOTAL ASSETS ..............................     $      --     $      --
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Trade payable ...............................     $      --     $      --
  Related party payable (Note 2) ..............            --            --
                                                    -----------   -----------

    Total Liabilities .........................            --            --
                                                    -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
   authorized of $0.01 par value,

   20,936,880 shares issued and outstanding ...         209,369       209,369
  Capital in excess of par value ..............         822,551       820,051
  Deficit accumulated during the development
  stage .......................................      (1,031,920)   (1,029,420)
                                                    -----------   -----------

    Total Stockholders' Equity (Deficit) ......            --            --
                                                    -----------   -----------

    TOTAL LIABILITIES, AND STOCKHOLDERS'

     EQUITY (DEFICIT) .........................     $      --     $      --
                                                    ===========   ===========

3  10-Q Beryllium April 20, 1998

                                BERYLLIUM INTERNATIONAL CORPORATION

                                   (A Development Stage Company)
                                     Statements of Operations

                                           (Unaudited)

                                                                                          From
                                                                                       Inception on
                                                                                         July 10,
                              For the Three Months Ended    For the Six Months Ended   1985 Through
                                      SEPTEMBER 30,                SEPTEMBER 30,       September 30,
                                      -------------                -------------       -------------
                                1997          1996           1997          1996          1997
                               -----------   -----------    -----------   -----------    ----
REVENUES                       $    -        $    -         $    -        $    -         $   -
                               -----------   -----------    -----------   -----------    -----

EXPENSES                            -             -              -             -             -
                               -----------   -----------    -----------   -----------    -----

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS            (1,000)       -              (2,500)       (1,000)   (1,031,920)
                               -----------   -----------    -----------   -----------    ----------

NET INCOME (LOSS)              $    (1,000)  $    -         $    (2,500)  $    (1,000)   $(1,031,920)
                               ===========   ===========    ===========   ===========    ===========

INCOME (LOSS) PER SHARE        $     (0.00)  $      0.00    $     (0.00)  $     (0.00)
                               ===========   ===========    ===========   ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES               20,936,880    20,936,880     20,936,880    20,837,426
                               ===========   ===========    ===========   ===========

410-Q Beryllium April 20, 1998

                              BERYLLIUM INTERNATIONAL CORPORATION

                                  (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficit)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                           CAPITAL IN     COMMON    DURING THE
                                                           COMMON STOCK    EXCESS OF      STOCK     DEVELOPMENT
                                                         SHARES    AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                         ------    ------  ---------  -------------   -----
Common stock issued on date of
 incorporation at approximately
 $1.00 per share to officers in exchange
 for natural resource properties valued
 at $55,157, the cost basis to the
 individuals, less the assumption of
 long-term debt of $5,474 ...........................    50,000   $ 49,683   $   --     $   --    $    --



Recapitalization change resulting
  from merger and acquisition of
  Emery net assets on December
  20, 1985 .......................................... 3,450,000    (14,683)    14,683       --         --

Change resulting from merger and
acquisition of Emery net assets on December 20,
  1985 - outstanding
  shares of Emery ................................... 3,467,720     34,677     63,054       --         --

Common stock issued for cash
   between February and March,
  1986 at $0.25 per share ...........................   200,000      2,000     48,000       --         --

Issuance of common stock sub-
  scriptions in March, 1986, 400,000
  shares at $0.25 per share .........................      --         --         --      100,000       --

Acquisition and cancellation of
   treasury stock ...................................   (80,000)      (800)   (49,200)      --         --

Net (loss) for the period ended
  March 31, 1986 ....................................      --         --         --         --     (128,232)
                                                       --------   ---------   --------  --------  ---------

Balance, March 31, 1986 ............................. 7,087,720   $ 70,877   $ 76,537   $100,000  $(128,232)
                                                       --------   ---------   --------  --------  ---------

510-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                                                                           CAPITAL IN     COMMON        DURING THE
                                                                     COMMON STOCK            EXCESS OF      STOCK       DEVELOPMENT
                                                                SHARES          AMOUNT      PAR VALUE    SUBSCRIPTIONS      STAGE
                                                                ------          ------      ---------    -------------      -----
Balance, March 31, 1986 ................................       7,087,720      $ 70,877      $ 76,537      $ 100,000       $(128,232)

Common stock subscriptions issued
  for cash between April and May,
  1986 at $0.25 per share ..............................         400,000         4,000        96,000       (100,000)           --

Common stock issued in settlement
  of long-term debt and accrued
  interest in August, 1986 valued at
   $0.38 per share .....................................          57,142           571        21,262           --              --

Common stock issued for cash between
  July and September, 1986 at prices
  ranging from $0.33 to $0.50 less
  costs of issuance ....................................         190,000         1,900        67,900           --              --

Adjustment to liability to shareholder
  representing changes in net assets of
  Emery Energy, Inc. from March 31, 1986
  to August 1, 1986 (the date such assets
  were returned to the principal shareholder
  of Emery Energy, Inc.) ...............................            --            --          11,920           --              --

Common stock issued for services
  in March, 1987 valued at $0.08
  per share ............................................          40,000           400         2,933           --              --

Common stock issued to the former
  shareholders of Moody Beryllium Corporation
  resulting from the acquisition and
  realignment of Beryllium international
  Corporation (formerly Emery Energy, Inc.) ............      10,370,880       103,709      (103,709)          --              --

Net (loss) for the year ended
  March 31, 1987 .......................................            --            --            --             --          (229,183)

Balance, March 31, 1987 ................................      18,145,742       181,457       172,843           --          (357,415)

Common stock issued for cash in
  July, 1987 at $0.25 per share ........................          80,000           800        19,200           --              --

Common stock issued for services
  between July, 1987 and March,
  1988 at $0.25 per share ..............................          21,600           216         5,184           --              --

6 10-Q Beryllium April 20, 1998

Net (loss) for the year ended
  March 31, 1988 ............................               --               --               --             --            (364,957)
                                                      ----------         --------         --------         ------         ---------

Balance, March 31, 1988 .....................         18,247,342         $182,473         $197,227         $ --           $(722,372)
                                                      ----------         --------         --------         ------         ---------


7 10-Q Beryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION

                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                                                                           CAPITAL IN     COMMON        DURING THE
                                                                     COMMON STOCK            EXCESS OF      STOCK       DEVELOPMENT
                                                                SHARES          AMOUNT      PAR VALUE    SUBSCRIPTIONS      STAGE
                                                                ------          ------      ---------    -------------      -----
Balance, March 31, 1988 ...............................       18,247,342       $182,473       $197,227       $ --         $(722,372)

Common stock issued for cash
  between May and June, 1988 at
  $0.25 per share .....................................           40,000            400          9,600         --              --

Common stock issued for services
  in June, 1988 at $0.25 per share ....................           10,000            100          2,400         --              --

Common stock issued in settlement
  of payable to officers and directors
  in November, 1988 at $0.25 per
  share ...............................................        1,315,485         13,155        315,717         --              --

Net (loss) for the year ended
  March 31, 1989 ......................................             --             --             --           --           (49,217)
                                                              ----------       --------       --------       ------       ---------

Balance, March 31, 1989 ...............................       19,612,827        196,128        524,944         --          (771,589)

Common stock issued for cash
   between June and August,
  1989 at $0.10 per share .............................          150,000          1,500         13,500         --              --

Common stock issued for cash in
  June, 1989 at $0.25 per share .......................            5,442             54          1,306         --              --

Common stock issued in settlement
  of trade accounts payable in
  November, 1989 at $0.25 per share ...................            3,254             33            781         --              --

Common stock issued for services in
  November, 1989 at between $0.10
  and $0.25 per share .................................           55,357            554          8,005         --              --

Common stock issued for natural
  resource properties in January,
  1990 at $0.25 per share .............................          150,000          1,500         36,000         --              --

Net (loss) for the year ended
  March 31, 1990 ......................................             --             --             --           --           (53,269)
                                                              ----------       --------       --------       ------       ---------

Balance, March 31, 1990 ...............................       19,976,880        199,769        584,536         --          (824,858)

Common stock issued in settlement
  of trade accounts payable in
  October, 1990 at $0.10 per share ....................           50,000            500          4,500         --              --


8 10-Q Beryllium April 20, 1998

Net (loss) for the year ended
  March 31, 1991 ............................               --               --               --             --             (56,875)
                                                      ----------         --------         --------         ------         ---------

Balance, March 31, 1991 .....................         20,026,880         $200,269         $589,036         $ --           $(881,733)
                                                      ----------         --------         --------         ------         ---------


9 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                                                                          CAPITAL IN     COMMON        DURING THE
                                                                     COMMON STOCK          EXCESS OF      STOCK        DEVELOPMENT
                                                              SHARES          AMOUNT       PAR VALUE   SUBSCRIPTIONS       STAGE
                                                              ------          ------       ---------   -------------       -----
Balance, March 31, 1991 .............................       20,026,880       $200,269       $589,036       $ --         $  (881,733)

Net (loss) for the year ended
  March 31, 1992 ....................................             --             --             --           --             (45,995)

Balance, March 31, 1992 .............................       20,026,880        200,269        589,036         --            (927,728)

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --           76,209         --                --

Payable to officers and directors
  reclassified as contributed capital
  in excess of par value ............................             --             --           73,564         --                --

Net (loss) for the year ended
  March 31, 1993 ....................................             --             --             --           --            (101,663)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1993 .............................       20,026,880        200,269        738,809         --          (1,029,391)

Note payable and accrued interest
  paid on behalf of the Company by
  one of the shareholders ...........................             --             --           18,688         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            6,618         --                --

Net (loss) for the year ended
  March 31, 1997 ....................................             --             --             --           --             (19,771)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1997 .............................       20,026,880        200,269        764,115         --          (1,049,162)

Common stock issued for services
  valued at $0.10 per share .........................          120,000          1,200         10,800         --                --

Common stock issued for trade
 payables at $0.10 per share ........................          380,000          3,800         34,200         --                --

Common stock issued for trade
  payables in August, 1997 at par ...................           10,000            100           --           --                --

Common stock issued for services
  in August, 1997 at par ............................          200,000          2,000           --           --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,506         --                --

10 10-Q Beryllium April 20, 1998

Net (loss) for the year ended
   March 31, 1995 .........................               --               --               --             --               (15,506)
                                                    ----------         --------         --------         ------         -----------

Balance, March 31, 1995 ...................         20,736,880         $207,369         $810,621         $ --           $(1,064,668)
                                                    ----------         --------         --------         ------         -----------


11 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                                                                          CAPITAL IN     COMMON        DURING THE
                                                                     COMMON STOCK          EXCESS OF      STOCK        DEVELOPMENT
                                                              SHARES          AMOUNT       PAR VALUE   SUBSCRIPTIONS       STAGE
                                                              ------          ------       ---------   -------------       -----
Balance, March 31, 1995 .............................       20,736,880       $207,369       $810,621       $ --         $(1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share ...................................          100,000          1,000            930         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,000         --                --

Net income for the year ended
 March 31, 1996 .....................................             --             --             --           --              36,248
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1996 .............................       20,836,880        208,369        812,551         --          (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par .......................................          100,000          1,000           --           --                --

Trade payables paid on behalf of the
  Company by the shareholders .......................             --             --            6,500         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,000         --                --

Net (loss) for the year ended
  March 31, 1997 ....................................             --             --             --           --              (1,000)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1997 .............................       20,936,880        209,369        820,051         --          (1,029,420)

Expenses paid on behalf of the
  Company by the shareholders
  (unaudited) .......................................             --             --            2,500         --                --

Net (loss) for the six months
  ended September 30, 1997
  (unaudited) .......................................             --             --             --           --              (2,500)
                                                            ----------       --------       --------       ------       -----------

Balance, September 30, 1997
  (unaudited) .......................................       20,936,880       $209,369       $822,551       $ --         $(1,031,920)
                                                            ==========       ========       ========       ======       ===========

12 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                                           From
                                                                                                                       Inception on
                                                                                                                          July 10,
                                                         For the Three Months Ended   For the Six Months Ended         1985 Through
                                                                  SEPTEMBER 30,              SEPTEMBER 30,             September 30,
                                                               1997          1996         1997            1996              1997
                                                            -----------   -----------  -----------    -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) ....................................      $(1,000)      $ --        $(2,500)      $    (1,000)      $(1,031,920)

  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization ........................         --           --           --                --               1,273
  Expenses paid by shareholders ........................        1,000         --          2,500             1,000            88,833
  Common stock issued for services .....................         --           --           --                --              33,792
  Organization costs ...................................         --           --           --                --                (200)
  Loss on disposal of real estate ......................         --           --           --                --              52,000
  Loss on disposition of assets ........................         --           --           --                --               6,823
  Gain on forgiveness of debt ..........................         --           --           --                --             (37,248)
  Changes in operating assets and liabilities:

  Increase (decrease) in trade payables ................         --           --           --                --              90,592
  Increase (decrease) in payable to
    officers and directors .............................         --           --           --                --             402,436
  Increase (decrease) in accrued expenses- .............         --                        --                --               3,688
                                                              -------       ------      -------       -----------       -----------

    Cash Provided (Used) by
     Operating Activities ..............................         --           --           --                --            (389,931)
                                                              -------       ------      -------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of natural resource properties- .............         --                        --                --          (1,140,803)
  Proceeds from disposal of real estate ................         --           --           --                --             668,000
  Claims and development costs .........................         --           --           --                --             (18,942)
  Proceeds from Gold Fields joint venture
    agreement ..........................................         --           --           --                --              25,000
                                                              -------       ------      -------       -----------       -----------

    Cash Provided (Used) by
     Investing Activities ..............................         --           --           --                --            (466,745)
                                                              -------       ------      -------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash .........................         --           --           --                --             266,160
  Proceeds from long-term debt .........................         --           --           --                --           1,268,138
  Payments on long-term debt ...........................         --           --           --                --            (642,622)
  Reacquisition and cancellation of
   common stock ........................................         --           --           --                --             (50,000)
  Proceeds from note payable ...........................         --           --           --                --              15,000
                                                              -------       ------      -------       -----------       -----------

    Cash Provided (Used) by Financing
     Activities ........................................         --           --           --                --             856,676
                                                              -------       ------      -------       -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .................................         --           --           --                --                --

CASH AT BEGINNING OF PERIOD ............................         --           --           --                --                --
                                                              -------       ------      -------       -----------       -----------

CASH AT END OF PERIOD ..................................      $  --         $ --        $  --         $      --         $      --
                                                              =======       ======      =======       ===========       ===========

13 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                           From
                                                                                                                       Inception on
                                                                                                                          July 10,
                                                               For the Three Months Ended   For the Six Months Ended   1985 Through
                                                                      SEPTEMBER 30,              SEPTEMBER 30,         September 30,
                                                                    1997          1996         1997            1996           1997
                                                                -----------   -----------  -----------    -----------   ------------
Cash Payments For:

  Income taxes .............................................        $ --          $ --          $ --          $ --          $    764
  Interest .................................................        $ --          $ --          $ --          $ --          $ 77,927

Non-Cash Financing Activities:

  Common stock issued in settlement of
     long-term debt ........................................        $ --          $ --          $ --          $ --          $ 21,833
  Common stock issued in exchange for
    natural resource properties ............................        $ --          $ --          $ --          $ --          $ 37,500
  Common stock issued in settlement of
    trade payables .........................................        $ --          $ --          $ --          $1,000        $ 46,844
  Trade payables paid on behalf of the
    Company by the shareholders ............................        $ --          $ --          $ --          $ --          $  6,500
  Common stock issued in settlement of
    payables to officers and director $s ...................          --          $ --          $ --          $ --          $328,872
  Forgiveness of debt by officers an
    directors of the company ...............................        $ --          $ --          $ --          $ --          $ 73,564
  Note payable and accrued interest paid
    by a director of the Company ...........................        $ --          $ --          $ --          $ --          $ 15,000


14 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 1997 and March 31, 1997
                                   (Unaudited)

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

            The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 audited financial statements. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 -    SUBSEQUENT EVENTS

            In February, 1998, Beryllium International Corporation and RHAJ, Inc. completed an Agreement and Plan of Reorganization whereby Beryllium issued 397,800,720 shares of its common stock in exchange for all of the outstanding common stock of RHAJ, Inc., making RHAJ, Inc. a wholly owned subsidiary of Beryllium International Corporation. Immediately prior to the Agreement and Plan of Reorganization, RHAJ, Inc. had 2,390,000 shares of common stock issued and outstanding. It is the intention of the companies that this transaction qualify as a tax-free reorganization.

            RHAJ, Inc. runs a subsidiary, Green Gas Generator PTE, Ltd., a corporation organized under the laws of Singapore.

15 10-Q Beryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

              FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

            The Company is still in the development stage and as such has no income. It relies completely on private placement sales of stock for spending capital.

            The company has entered into a reorganization agreement with RHAJ, Inc., on February of 1998. RHAJ, Inc. owns a subsidiary, Green Gas Generator PTE, Ltd., located in Singapore that has a patented process for producing hydrogen and oxygen (Green Gas) through the electrolysis of water. Their first product, Green Gas Generator, is a generator that produces the gas and is to be used in the welding and steel cutting industries. The product has received overwhelming responses from the industry and has been featured on several television specials overseas. It is the management's opinion that this patented process and products has a tremendous potential for sales globally.

16 10-Q Beryllium April 20, 1998

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Beryllium International Corporation

                                    ----------------------------------------
                                    Registrant

-------------------------                          -----------------------------
September  30, 1997                                Gerald M. Park
                                                   Vice-President

17 10-Q Beryllium April 20, 1998

                                   EXHIBIT II

                       BERYLLIUM INTERNATIONAL CORPORATION

          EXHIBIT OF COMPUTATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

                        Quarter Ended September 30, 1997.

            Balances at     Shares         Balances at        Weighted
            Beginning       Issued         end of period      average for period

Shares      20,936,880      -0-            20,936,880         20,936,880



18 10-Q Beryllium April 20, 1998