Form 10-Q
period 1997-12-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 1998-04-29
CIK 315263

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

            Quarterly report pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934.

                       For the Quarter ended June 30, 1997


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

20,936,880 common shares were outstanding as of June 30, 1997.

1    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Condensed Balance Sheets                                        3

           June 30, 1997 (unaudited)
           March 31, 1997 (unaudited)

        Condensed Statements of Operations and
           Accumulated Deficit (unaudited)                              4

           Quarter Ended June 30, 1997
           July 10, 1985 (Inception) to June 30, 1997

        Statement of Stockholders' Equity (Deficit)                     5

        Consolidated Statement of Cash Flows                            10
           Quarter Ended June 30, 1997

           July 10, 1985 (Inception) to June 30, 1997

        Notes to Condensed Financial Statements                         12

    Item 2.Management's Discussion and Analysis of

                  Financial Condition                                   13

    Item 3.Exhibit 11: Computation of Weighted

                  Average Shares Outstanding                            15

2 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                   June 30,           March 31,
                                                    1997               1997
                                                    ----               ----
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $       -         $       -
                                                  --------------    ------------

    Total Current Assets                                  -                 -
                                                  --------------    ------------

    TOTAL ASSETS                                  $       -         $       -
                                                  ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Trade payable                                   $       -         $       -
  Related party payable (Note 2)                          -                 -
                                                  --------------    ------------

    Total Liabilities                                     -                 -
                                                  --------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
   authorized of $0.01 par value,
   20,936,880 shares issued and outstanding           209,369           209,369
  Capital in excess of par value                      821,551           820,051
  Deficit accumulated during the development
  stage                                            (1,030,920)       (1,029,420)
                                                  --------------    ------------

    Total Stockholders' Equity (Deficit)                  -                 -
                                                  --------------    ------------

    TOTAL LIABILITIES, AND STOCKHOLDERS'

     EQUITY (DEFICIT)                             $       -         $       -
                                                  ==============    ============

3    10-q Berryllium April 20, 1998

                                BERYLLIUM INTERNATIONAL CORPORATION

                                   (A Development Stage Company)
                                     Statements of Operations

                                           (Unaudited)


                                                                        From
                                                                    Inception on
                                    For the Three Months Ended         July 10,
                                              JUNE 30,              1985 Through
                                  -----------------------------        June 30,
                                          1997             1996         1997
                                  ------------     ------------     -----------

REVENUES .....................    $       --       $       --       $      --
                                  ------------     ------------     -----------

EXPENSES .....................            --               --              --
                                  ------------     ------------     -----------

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS .....           (1,500)          (1,000)     (1,030,920)
                                  ------------     ------------     -----------

NET INCOME (LOSS) ............    $     (1,500)    $     (1,000)    $(1,030,920)
                                  ============     ============     ===========

INCOME (LOSS) PER SHARE ......    $      (0.00)    $      (0.00)
                                  ============     ===========

WEIGHTED AVERAGE
NUMBER OF SHARES ............       20,936,880       20,846,770
                                  ============     ============

4 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                           COMMON STOCK    CAPITAL IN     COMMON    DURING THE
                                                         ----------------  EXCESS OF      STOCK     DEVELOPMENT
                                                         SHARES    AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                         ------    ------  ---------  -------------   -----
Common stock issued on date of
 incorporation at approximately
 $1.00 per share to officers in exchange
 for natural resource properties valued
 at $55,157, the cost basis to the
 individuals, less the assumption of
 long-term debt of $5,474 ...........................    50,000   $ 49,683   $   --     $   --    $    --



Recapitalization change resulting
  from merger and acquisition of
  Emery net assets on December
  20, 1985 .......................................... 3,450,000    (14,683)    14,683       --         --

Change resulting from merger and
  acquisition of Emery net assets on December 20,
  1985 - outstanding
  shares of Emery ................................... 3,467,720     34,677     63,054       --         --

Common stock issued for cash
   between February and March,
  1986 at $0.25 per share ...........................   200,000      2,000     48,000       --         --

Issuance of common stock sub-
  scriptions in March, 1986, 400,000
  shares at $0.25 per share .........................      --         --         --      100,000       --

Acquisition and cancellation of
   treasury stock ...................................   (80,000)      (800)   (49,200)      --         --

Net (loss) for the period ended
  March 31, 1986 ....................................      --         --         --         --     (128,232)
                                                      ---------   ---------   --------  --------  ---------

Balance, March 31, 1986 ............................. 7,087,720   $ 70,877   $ 76,537   $100,000  $(128,232)
                                                      ---------   ---------   --------  --------  ---------

5    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                          DEFICIT
                                                                                                                         ACCUMULATED
                                                                          COMMON STOCK         CAPITAL IN     COMMON     DURING THE
                                                                       --------------------    EXCESS OF      STOCK      DEVELOPMENT
                                                                       SHARES         AMOUNT   PAR VALUE   SUBSCRIPTIONS    STAGE
                                                                       ------        -------   ---------   -------------   -------
Balance, March 31, 1986 ........................................     7,087,720    $  70,877     $ 76,537    $ 100,000     $(128,232)

Common stock subscriptions issued
  for cash between April and May,
  1986 at $0.25 per share ......................................       400,000        4,000       96,000     (100,000)         --

Common stock issued in settlement
  of long-term debt and accrued
  interest in August, 1986 valued at
   $0.38 per share .............................................        57,142          571       21,262         --            --

Common stock issued for cash between
  July and September, 1986 at prices
  ranging from $0.33 to $0.50 less
  costs of issuance ............................................       190,000        1,900       67,900         --            --

Adjustment to liability to shareholder
  representing changes in net assets of
  Emery Energy, Inc. from March 31, 1986
  to August 1, 1986 (the date such assets
  were returned to the principal shareholder
  of Emery Energy, Inc.) .......................................          --           --         11,920         --            --

Common stock issued for services
  in March, 1987 valued at $0.08
  per share ....................................................        40,000          400        2,933         --            --

Common stock issued to the former
  shareholders of Moody Beryllium Corporation
  resulting from the acquisition and
  realignment of Beryllium international
  Corporation (formerly Emery Energy, Inc.).....................    10,370,880      103,709     (103,709)        --           --

Net (loss) for the year ended
  March 31, 1987 ...............................................          --           --           --           --        (229,183)

Balance, March 31, 1987 ........................................    18,145,742      181,457      172,843         --        (357,415)

Common stock issued for cash in
  July, 1987 at $0.25 per share ................................        80,000          800       19,200         --            --

Common stock issued for services
  between July, 1987 and March,
  1988 at $0.25 per share ......................................        21,600          216        5,184         --            --

Net (loss) for the year ended
  March 31, 1988 ...............................................          --           --           --           --        (364,957)
                                                                    ----------    ---------     --------    ---------     ---------

Balance, March 31, 1988 ........................................    18,247,342    $ 182,473     $197,227    $    --       $(722,372)
                                                                    ----------    ---------     --------    ---------     ---------

6    10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION
                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                          DEFICIT
                                                                                                                        ACCUMULATED
                                                                    COMMON STOCK            CAPITAL IN     COMMON        DURING THE
                                                                 ----------------------      EXCESS OF      STOCK        DEVELOPMENT
                                                                 SHARES          AMOUNT      PAR VALUE  SUBSCRIPTIONS      STAGE
                                                                 ------          ------      ---------  -------------     -------

Balance, March 31, 1988 ...............................       18,247,342       $182,473       $197,227       $ --         $(722,372)

Common stock issued for cash
  between May and June, 1988 at
  $0.25 per share .....................................           40,000            400          9,600         --              --

Common stock issued for services
  in June, 1988 at $0.25 per share ....................           10,000            100          2,400         --              --

Common stock issued in settlement
  of payable to officers and directors
  in November, 1988 at $0.25 per
  share ...............................................        1,315,485         13,155        315,717         --              --

Net (loss) for the year ended
  March 31, 1989 ......................................             --             --             --           --           (49,217)
                                                              ----------       --------       --------       ------       ---------

Balance, March 31, 1989 ...............................       19,612,827        196,128        524,944         --          (771,589)

Common stock issued for cash
   between June and August,
  1989 at $0.10 per share .............................          150,000          1,500         13,500         --              --

Common stock issued for cash in
  June, 1989 at $0.25 per share .......................            5,442             54          1,306         --              --

Common stock issued in settlement
  of trade accounts payable in

  November, 1989 at $0.25 per share ...................            3,254             33            781         --              --

Common stock issued for services in
  November, 1989 at between $0.10
  and $0.25 per share .................................           55,357            554          8,005         --              --

Common stock issued for natural
  resource properties in January,
  1990 at $0.25 per share .............................          150,000          1,500         36,000         --              --

Net (loss) for the year ended
  March 31, 1990 ......................................             --             --             --           --           (53,269)
                                                              ----------       --------       --------       ------       ---------

Balance, March 31, 1990 ...............................       19,976,880        199,769        584,536         --          (824,858)

Common stock issued in settlement
  of trade accounts payable in
  October, 1990 at $0.10 per share ....................           50,000            500          4,500         --              --

Net (loss) for the year ended
  March 31, 1991 ......................................             --             --             --           --           (56,875)
                                                              ----------       --------       --------       ------       ---------

Balance, March 31, 1991 ...............................       20,026,880       $200,269       $589,036       $ --         $(881,733)
                                                              ----------       --------       --------       ------       ---------

7    10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION
                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                           DEFICIT
                                                                                                                         ACCUMULATED
                                                                   COMMON STOCK           CAPITAL IN      COMMON         DURING THE
                                                              ----------------------      EXCESS OF        STOCK         DEVELOPMENT
                                                              SHARES          AMOUNT      PAR VALUE    SUBSCRIPTIONS        STAGE
                                                              ------          ------      ---------    -------------     ----------
Balance, March 31, 1991 .............................       20,026,880       $200,269       $589,036       $ --         $  (881,733)

Net (loss) for the year ended
  March 31, 1992 ....................................             --             --             --           --             (45,995)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1992 .............................       20,026,880        200,269        589,036         --            (927,728)

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --           76,209         --                --

Payable to officers and directors
  reclassified as contributed capital
  in excess of par value ............................             --             --           73,564         --                --

Net (loss) for the year ended
  March 31, 1993 ....................................             --             --             --           --            (101,663)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1993 .............................       20,026,880        200,269        738,809         --          (1,029,391)

Note payable and accrued interest
  paid on behalf of the Company by
  one of the shareholders ...........................             --             --           18,688         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            6,618         --                --

Net (loss) for the year ended
  March 31, 1997 ....................................             --             --             --           --             (19,771)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1997 .............................       20,026,880        200,269        764,115         --          (1,049,162)

Common stock issued for services
  valued at $0.10 per share .........................          120,000          1,200         10,800         --                --

Common stock issued for trade
  payables at $0.10 per share .......................          380,000          3,800         34,200         --                --

Common stock issued for trade
  payables in August, 1997 at par ...................           10,000            100           --           --                --

Common stock issued for services
  in August, 1997 at par ............................          200,000          2,000           --           --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,506         --                --

Net (loss) for the year ended
   March 31, 1995 ...................................             --             --             --           --             (15,506)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1995 .............................       20,736,880       $207,369       $810,621       $ --         $(1,064,668)
                                                            ----------       --------       --------       ------       -----------

8 10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION
                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                                          DEFICIT
                                                                                                                        ACCUMULATED
                                                                  COMMON STOCK            CAPITAL IN      COMMON        DURING THE
                                                              ----------------------      EXCESS OF       STOCK         DEVELOPMENT
                                                              SHARES          AMOUNT      PAR VALUE    SUBSCRIPTIONS       STAGE
                                                              ------          ------      ---------    -------------    -----------
Balance, March 31, 1995 .............................       20,736,880       $207,369       $810,621       $ --         $(1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share ...................................          100,000          1,000            930         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,000         --                --

Net income for the year ended
  March 31, 1996 ....................................             --             --             --           --              36,248
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1996 .............................       20,836,880        208,369        812,551         --          (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par .......................................          100,000          1,000           --           --                --

Trade payables paid on behalf of the
  Company by the shareholders .......................             --             --            6,500         --                --

Expenses paid on behalf of the
  Company by the shareholders .......................             --             --            1,000         --                --

Net (loss) for the year ended
  March 31, 1997 ....................................             --             --             --           --              (1,000)
                                                            ----------       --------       --------       ------       -----------

Balance, March 31, 1997 .............................       20,936,880        209,369        820,051         --          (1,029,420)

Expenses paid on behalf of the
  Company by the shareholders
  (unaudited) .......................................             --             --            1,500         --                --

Net (loss) for the three months
  ended June 30, 1997
  (unaudited) .......................................             --             --             --           --              (1,500)
                                                            ----------       --------       --------       ------       -----------

Balance, June 30, 1997
  (unaudited) .......................................       20,936,880       $209,369       $821,551       $ --         $(1,030,920)
                                                            ==========       ========       ========       ======       ===========

9    10-q Berryllium April 20, 1998

                                  BERYLLIUM INTERNATIONAL CORPORATION
                                     (A Development Stage Company)
                                       Statements of Cash Flows

                                             (Unaudited)



                                                                        From
                                         For the Three Months       Inception on
                                                     Ended             July 10,
                                                     JUNE 30,      1985 Through
                                               -----------------       June 30,
                                                 1997      1996         1997
                                               -------   -------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) .......................... $(1,500)  $(1,000)  $(1,030,920)

  Adjustments to reconcile net loss to
  net cash used in operating activities:

  Depreciation and amortization ..............    --        --           1,273
  Expenses paid by shareholders ..............   1,500     1,000        87,833
  Common stock issued for services ...........    --        --          33,792
  Organization costs .........................    --        --            (200)
  Loss on disposal of real estate ............    --        --          52,000
  Loss on disposition of assets ..............    --        --           6,823
  Gain on forgiveness of debt ................    --        --         (37,248)
  Changes in operating assets and liabilities:

  Increase (decrease) in trade payables ......    --        --          90,592
  Increase (decrease) in payable to
    officers and directors ...................    --        --         402,436
  Increase (decrease) in accrued expenses ....    --        --           3,688
                                               -------   -------   -----------

    Cash Provided (Used) by
     Operating Activities ....................    --        --        (389,931)
                                               -------   -------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of natural resource properties ....    --        --      (1,140,803)
  Proceeds from disposal of real estate ......    --        --         668,000
  Claims and development costs ...............    --        --         (18,942)
  Proceeds from Gold Fields joint venture
    agreement ................................    --        --          25,000
                                               -------   -------   -----------

    Cash Provided (Used) by
     Investing Activities ....................    --        --        (466,745)
                                               -------   -------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash ...............    --        --         266,160
  Proceeds from long-term debt ...............    --        --       1,268,138
  Payments on long-term debt .................    --        --        (642,622)
  Reacquisition and cancellation of
   common stock ..............................    --        --         (50,000)
  Proceeds from note payable .................    --        --          15,000
                                               -------   -------   -----------

    Cash Provided (Used) by Financing
     Activities ..............................    --        --         856,676
                                               -------   -------   -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................    --        --            --

CASH AT BEGINNING OF PERIOD ..................    --        --            --
                                               -------   -------   -----------

CASH AT END OF PERIOD ........................ $  --     $  --     $      --
                                               =======   =======   ===========

10 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                        From
                                             For the Three Months   Inception on
                                                     Ended             July 10,
                                                     JUNE 30,      1985 Through
                                               -----------------       June 30,
                                                 1997      1996         1997
                                               -------   -------      --------

Cash Payments For:

  Income taxes ................................  $  --      $ --     $    764
  Interest ....................................  $  --      $ --     $ 77,927

Non-Cash Financing Activities:

  Common stock issued in settlement of
     long-term debt ...........................  $  --      $ --     $ 21,833
  Common stock issued in exchange for
    natural resource properties ...............  $  --      $ --     $ 37,500
  Common stock issued in settlement of
    trade payables ............................  $  --      $1,000   $ 46,844
  Trade payables paid on behalf of the
    Company by the shareholders ...............  $  --      $ --     $  6,500
  Common stock issued in settlement of
    payables to officers and directors ........  $  --      $ --     $328,872
  Forgiveness of debt by officers an
    directors of the company ..................  $  --      $ --     $ 73,564
  Note payable and accrued interest paid
    by a director of the Company ..............  $  --      $ --     $ 15,000



11 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 1997 and March 31, 1997
                                   (Unaudited)

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

12 10-q Berryllium April 20, 1998

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

13 10-q Berryllium April 20, 1998

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

                                    Beryllium International Corporation

                                    ----------------------------------------
                                    Registrant

-------------------------                          /s/GERALD M. PARK
June 30, 1997                                      Gerald M. Park
                                                   Vice-President

14 10-q Berryllium April 20, 1998

                                   EXHIBIT II

                       BERYLLIUM INTERNATIONAL CORPORATION

          EXHIBIT OF COMPUTATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

                          Quarter ended June 30, 1997.


            Balances at       Shares       Balances at        Weighted
            Beginning         Issued       end of period      average for period

Shares      20,936,880        -0-          20,936,880         20,936,880



15 10-q Berryllium April 20, 1998