Form 10-Q
period 1997-12-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 1998-04-29
CIK 315263

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

            Quarterly report pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934.

                     For the Quarter ended December 31, 1997

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

20,936,880 common shares were outstanding as of December 31, 1997.

1    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Condensed Balance Sheets                                         3

           December 31, 1997 (unaudited)
           March 31, 1997 (unaudited)

        Condensed Statements of Operations and

           Accumulated Deficit (unaudited)                               4

           Quarter Ended December 31, 1997
           July 10, 1985 (Inception) to December 31, 1997

        Statements of Stockholders Equity (Deficit)                      5

        Consolidated Statement of Cash Flows                            10
           Quarter Ended December 31, 1997
           July 10, 1985 (Inception) to December 31, 1997

        Notes to Condensed Financial Statements                         12

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition                                   13

    Item 3.    Exhibit 11: Computation of Weighted
                  Average Shares Outstanding                            15

    Item 4.    Reports on Form 8-K                                      15

2 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                     December 31,     March 31,
                                                        1997            1997
                                                        ----            ----
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                          $       -         $       -
                                                -       ------    -       -

    Total Current Assets                                -                 -
                                                        ------            -

    TOTAL ASSETS                                $       -         $       -
                                                =       ======    =       =

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Trade payable                                 $       -         $       -
  Related party payable (Note 2)                        -                 -
                                                        ------            -

    Total Liabilities                                   -                 -
                                                        ------            -

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 50,000,000 shares
authorized of $0.01 par value,
 20,936,880 shares issued and outstanding             209,369           209,369
Capital in excess of par value                        823,551           820,051
Deficit accumulated during the development stage   (1,032,920)       (1,029,420)
                                                   ----------        ----------

    Total Stockholders' Equity (Deficit)                -                 -
                                                        ------            -

    TOTAL LIABILITIES, AND STOCKHOLDERS'
     EQUITY (DEFICIT)                           $       -         $       -
                                                =       ======    =       =

3    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                            From
                                                                                         Inception on
                                                                                           July 10,
                                   For the Three Months Ended For the Nine Months Ended  1985 Through
                                           DECEMBER 31,             DECEMBER 31,         December 31,
                                           ------------             ------------        ------------
                                       1997          1996         1997         1996         1997
                                  ------------   -----------  -----------  -----------  -----------

REVENUES .......................  $       --     $      --    $      --    $      --    $      --
                                  ------------   -----------  -----------  -----------  -----------

EXPENSES .......................          --            --           --           --           --
                                  ------------   -----------  -----------  -----------  -----------

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS .......        (1,000)         --         (3,500)      (1,000)  (1,032,920)
                                  ------------   -----------  -----------  -----------  -----------

NET INCOME (LOSS) ..............  $     (1,000)  $      --    $    (3,500) $    (1,000) $(1,032,920)
                                  ============   ===========  ===========  ===========  ===========

INCOME (LOSS) PER SHARE ........  $       0.00   $     (0.00) $      0.00  $     (0.00) $     (0.00)
                                  ============   ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES ..............    20,936,880   20,936,880    20,936,880  20,907,062
                                  ============   ===========  ===========  ===========  ===========

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


5    10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION

                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                             CAPITAL IN    COMMON    DURING THE
                                                            COMMON STOCK     EXCESS OF     STOCK     DEVELOPMENT
                                                          SHARES     AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                          ------     ------  ---------  -------------   -----
Balance, March 31, 1986 .............................   7,087,720  $ 70,877  $  76,537   $ 100,000   $(128,232)

Common stock subscriptions issued
  for cash between April and May,
  1986 at $0.25 per share ...........................     400,000     4,000     96,000    (100,000)       --

Common stock issued in settlement
  of long-term debt and accrued
  interest in August, 1986 valued at
   $0.38 per share ..................................      57,142       571     21,262        --          --

Common stock issued for cash between July
  and September, 1986 at prices ranging
  from $0.33 to $0.50 less costs of issuance ........     190,000     1,900     67,900        --          --

Adjustment to liability to shareholder
  representing changes in net assets of
  Emery Energy, Inc. from March 31, 1986
  to August 1, 1986 (the date such assets
  were returned to the principal shareholder
  of Emery Energy, Inc.) ............................        --        --       11,920        --          --

Common stock issued for services
  in March, 1987 valued at $0.08
  per share .........................................      40,000       400      2,933        --          --

Common stock issued to the former
  shareholders of Moody Beryllium
  Corporation resulting from the
  acquisition and realignment of
  Beryllium international Corporation
  (formerly Emery Energy, Inc.) .....................  10,370,880   103,709   (103,709)       --          --

Net (loss) for the year ended
  March 31, 1987 ....................................        --        --         --          --      (229,183)

Balance, March 31, 1987 .............................  18,145,742   181,457    172,843        --      (357,415)

Common stock issued for cash in
  July, 1987 at $0.25 per share .....................      80,000       800     19,200        --          --

Common stock issued for services
  between July, 1987 and March,
  1988 at $0.25 per share ...........................      21,600       216      5,184        --          --

Net (loss) for the year ended
  March 31, 1988 ....................................        --        --         --          --      (364,957)

Balance, March 31, 1988 .............................  18,247,342  $182,473  $ 197,227   $    --     $(722,372)
                                                       ----------  --------  ---------   ---------   ---------   --------  --------

6    10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION

                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                          CAPITAL IN    COMMON    DURING THE
                                                         COMMON STOCK     EXCESS OF     STOCK     DEVELOPMENT
                                                       SHARES     AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                       ------     ------  ---------  -------------   -----
Balance, March 31, 1988 ...........................  18,247,342  $182,473  $197,227    $  --    $ (722,372)

Common stock issued for cash
  between May and June, 1988 at
  $0.25 per share .................................      40,000       400     9,600       --          --

Common stock issued for services
  in June, 1988 at $0.25 per share ................      10,000       100     2,400       --          --

Common stock issued in settlement
  of payable to officers and directors
  in November, 1988 at $0.25 per
  share ...........................................   1,315,485    13,155   315,717       --          --

Net (loss) for the year ended
  March 31, 1989 ..................................        --        --        --         --       (49,217)

Balance, March 31, 1989 ...........................  19,612,827   196,128   524,944       --      (771,589)

Common stock issued for cash
   between June and August,
  1989 at $0.10 per share .........................     150,000     1,500    13,500       --          --

Common stock issued for cash in

  June, 1989 at $0.25 per share ...................       5,442        54     1,306       --          --

Common stock issued in settlement
  of trade accounts payable in
  November, 1989 at $0.25 per share ...............       3,254        33       781       --          --

Common stock issued for services in
  November, 1989 at between $0.10
  and $0.25 per share .............................      55,357       554     8,005       --          --

Common stock issued for natural
  resource properties in January,
  1990 at $0.25 per share .........................     150,000     1,500    36,000       --          --

Net (loss) for the year ended
  March 31, 1990 ..................................        --        --        --         --       (53,269)
                                                                                    ----------  ----------

Balance, March 31, 1990 ...........................  19,976,880   199,769   584,536       --      (824,858)

Common stock issued in settlement
  of trade accounts payable in
  October, 1990 at $0.10 per share ................      50,000       500     4,500       --          --

Net (loss) for the year ended
  March 31, 1991 ..................................        --        --        --         --       (56,875)
                                                                                    ----------  ----------

Balance, March 31, 1991 ...........................  20,026,880  $200,269  $589,036 $     --    $ (881,733)
                                                     ----------  --------  -------- ----------  ----------

7    10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION

                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                             CAPITAL IN    COMMON    DURING THE
                                                            COMMON STOCK     EXCESS OF     STOCK     DEVELOPMENT
                                                          SHARES     AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                          ------     ------  ---------  -------------   -----

Balance, March 31, 1991 ................................  20,026,880  $200,269  $589,036$      --    $  (881,733)

Net (loss) for the year ended
  March 31, 1992 .......................................        --        --        --         --        (45,995)

Balance, March 31, 1992 ................................  20,026,880   200,269   589,036       --       (927,728)

Expenses paid on behalf of the
  Company by the shareholders ..........................        --        --      76,209       --           --

Payable to officers and directors
  reclassified as contributed capital
  in excess of par value ...............................        --        --      73,564       --           --

Net (loss) for the year ended
  March 31, 1993 .......................................        --        --        --         --       (101,663)

Balance, March 31, 1993 ................................  20,026,880   200,269   738,809       --     (1,029,391)

Note payable and accrued interest
  paid on behalf of the Company by
  one of the shareholders ..............................        --        --      18,688       --           --

Expenses paid on behalf of the
  Company by the shareholders ..........................        --        --       6,618       --           --

Net (loss) for the year ended
  March 31, 1997 .......................................        --        --        --         --        (19,771)

Balance, March 31, 1997 ................................  20,026,880   200,269   764,115       --     (1,049,162)

Common stock issued for services
  valued at $0.10 per share ............................     120,000     1,200    10,800       --           --

Common stock issued for trade
  payables at $0.10 per share ..........................     380,000     3,800    34,200       --           --

Common stock issued for trade
  payables in August, 1997 at par ......................      10,000       100      --         --           --

Common stock issued for services
  in August, 1997 at par ...............................     200,000     2,000      --         --           --

Expenses paid on behalf of the
  Company by the shareholders ..........................        --        --       1,506       --           --

Net (loss) for the year ended
   March 31, 1995 ......................................        --        --        --         --        (15,506)

Balance, March 31, 1995 ................................  20,736,880  $207,369  $810,621 $     --    $(1,064,668)
                                                          ----------  --------  -------- -----------  -----------

8 10-q Berryllium April 20, 1998

                                 BERYLLIUM INTERNATIONAL CORPORATION

                                     (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                              CAPITAL IN    COMMON     DURING THE
                                                              COMMON STOCK     EXCESS OF     STOCK     DEVELOPMENT
                                                            SHARES     AMOUNT  PAR VALUE  SUBSCRIPTIONS   STAGE
                                                            ------     ------  ---------  -------------   -----

Balance, March 31, 1995 ................................  20,736,880  $207,369  $810,621$      --    $(1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share ......................................     100,000     1,000       930       --           --

Expenses paid on behalf of the
  Company by the shareholders ..........................        --        --       1,000       --           --

Net income for the year ended
  March 31, 1996 .......................................        --        --        --         --         36,248

Balance, March 31, 1996 ................................  20,836,880   208,369   812,551       --     (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par ..........................................     100,000     1,000      --         --           --

Trade payables paid on behalf of the
  Company by the shareholders ..........................        --        --       6,500       --           --

Expenses paid on behalf of the
  Company by the shareholders ..........................        --        --       1,000       --           --

Net (loss) for the year ended
  March 31, 1997 .......................................        --        --        --         --         (1,000)

Balance, March 31, 1997 ................................  20,936,880   209,369   820,051       --     (1,029,420)

Expenses paid on behalf of the
  Company by the shareholders
  (unaudited) ..........................................        --        --       3,500       --           --

Net (loss) for the nine months
  ended December 31, 1997
  (unaudited) ..........................................        --        --        --         --         (3,500)

Balance, December 31, 1997
  (unaudited) ..........................................  20,936,880  $209,369  $823,551  $    --    $(1,032,920)
                                                          ----------  --------  -------- -----------  -----------

9    10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        From
                                                                                                      Inception on
                                                                                                        July 10,
                                              For the Three Months Ended   For the Nine Months Ended  1985 Through
                                                      DECEMBER 31,                 DECEMBER 31,       December 31,
                                                  1997          1996           1997          1996       1997
                                               ----------    ----------     ----------    ----------    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..........................  $(1,000)   $      --    $    (3,500)    $ (1,000)    $(1,032,920)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities:

  Depreciation and amortization ..............     --             --           --           --             1,273
  Expenses paid by shareholders ..............    1,000           --          3,500        1,000          89,833
  Common stock issued for services ...........     --             --           --           --            33,792
  Organization costs .........................     --             --           --           --              (200)
  Loss on disposal of real estate ............     --             --           --           --            52,000
  Loss on disposition of assets ..............     --             --           --           --             6,823
  Gain on forgiveness of debt ................     --             --           --           --           (37,248)
  Changes in operating assets and liabilities:

  Increase (decrease) in trade payables ......     --             --           --           --            90,592
  Increase (decrease) in payable to
    officers and directors ...................     --             --           --           --           402,436
  Increase (decrease) in accrued expenses- ...     --                          --           --             3,688
                                                           -----------  -----------  -----------     -----------

    Cash Provided (Used) by

     Operating Activities ....................     --             --           --           --          (389,931)
                                                           -----------  -----------  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of natural resource properties- ...     --                          --           --        (1,140,803)
  Proceeds from disposal of real estate ......     --             --           --           --           668,000
  Claims and development costs ...............     --             --           --           --           (18,942)
  Proceeds from Gold Fields joint venture
    agreement ................................     --             --           --           --            25,000
                                                           -----------  -----------  -----------     -----------

    Cash Provided (Used) by
     Investing Activities ....................     --             --           --           --          (466,745)
                                                           -----------  -----------  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash ...............     --             --           --           --           266,160
  Proceeds from long-term debt ...............     --             --           --           --         1,268,138
  Payments on long-term debt .................     --             --           --           --          (642,622)
  Reacquisition and cancellation of
   common stock ..............................     --             --           --           --           (50,000)
  Proceeds from note payable .................     --             --           --           --            15,000
                                                           -----------  -----------  -----------     -----------

    Cash Provided (Used) by Financing
     Activities ..............................     --             --           --           --           856,676
                                                           -----------  -----------  -----------     -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................     --             --           --           --              --

CASH AT BEGINNING OF PERIOD ..................     --             --           --           --              --
                                                           -----------  -----------  -----------     -----------

CASH AT END OF PERIOD ........................  $  --      $      --    $      --    $      --       $      --
==============================================  =======    ===========  ===========  ===========     ===========

10 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                           From
                                                                                                                        Inception on
                                                                                                                          July 10,
                                                               For the Three Months Ended    For the Nine Months Ended  1985 Through
                                                                        DECEMBER 31,                 DECEMBER 31,       December 31,
                                                                        ------------                 ------------       ------------
                                                                     1997           1996          1997          1996          1997
                                                                  ----------     ----------    ----------    ----------    ---------
Cash Payments For:

  Income taxes .............................................        $ --          $ --          $ --          $ --          $    764
  Interest .................................................        $ --          $ --          $ --          $ --          $ 77,927

Non-Cash Financing Activities:

  Common stock issued in settlement of
     long-term debt ........................................        $ --          $ --          $ --          $ --          $ 21,833
  Common stock issued in exchange for
    natural resource properties ............................        $ --          $ --          $ --          $ --          $ 37,500
  Common stock issued in settlement of
    trade payables .........................................        $ --          $ --          $ --          $1,000        $ 46,844
  Trade payables paid on behalf of the
    Company by the shareholders ............................        $ --          $ --          $ --          $ --          $  6,500
  Common stock issued in settlement of
    payables to officers and directo$s .....................          --          $ --          $ --          $ --          $328,872
  Forgiveness of debt by officers an
    directors of the company ...............................        $ --          $ --          $ --          $ --          $ 73,564
  Note payable and accrued interest paid
    by a director of the Company ...........................        $ --          $ --          $ --          $ --          $ 15,000

11 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)
                        Notes to the Financial Statements

                      December 31, 1997 and March 31, 1997
                                   (Unaudited)

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

                                    Beryllium International Corporation

                                    ----------------------------------------
                                    Registrant

-------------------------                          -----------------------------
December 31, 1997                                  Gerald M. Park
                                                   Vice-President

14 10-q Berryllium April 20, 1998

                       BERYLLIUM INTERNATIONAL CORPORATION

                          (A Development Stage Company)

Item 3.       EXHIBIT 11 OF COMPUTATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

                        Quarter Ended December 31, 1997.

            Balances at       Shares       Balances at        Weighted
            Beginning         Issued       end of period      average for period

Shares      20,936,880        -0-          20,936,880         20,936,880



Item 4.     REPORTS OF FORM 8-K

            The Company has filed Form 8-K during the third quarter, ending December 31, 1997, informing our Shareholders of the extension of our Warrants from December 31, 1997 to December 31, 1998.

15 10-q Berryllium April 20, 1998