Form 10-K
period 1998-03-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 1998-05-08
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        YES: [ ]     NO: [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall by computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

2    Form 10-K as Required by the Securities and Exchange Commission

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

                                     PART I

                                ITEM 1. BUSINESS

        The Company at the present time is conducting no business operation. The company was formed originally to be engaged in the acquisition and sale of interest in oil, gas, coal oil, shale and other mineral properties located principally in the Rocky Mountain region of the United States of America. However, with World decline in prices for Beryllium and intense competition from larger companies, the company went inactive in September, 1994. These factors caused the company to be unable to continue operation. The company at the present time is contemplating obtaining a company with a patented process for generating hydrogen and oxygen through the electrolysis of water whereby it is first commercial product is a generator used in the welding and steel cutting business.

                               ITEM 2. PROPERTIES

        The company, at the present time, has divested itself of all properties and owns no properties at this time.

                            ITEM 2. LEGAL PROCEEDINGS

        The company, at this time, has no legal proceeding in regard to its operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The company, at the present time, is planning to approve proxy material for the purpose of acquiring through a tax-free reorganization, a Nevada Corporation, which in turn controls a Singaporian Corporation. In the past, the company last had a Shareholders meeting on the 14th day of March, 1992. The company is planning to have Shareholders meeting on May 30, 1998.

3       Form 10-K as Required by the Securities and Exchange Commission

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                        Years Ended March 31,
                    ---------------------------------------------------------------
                      1998          1997         1996         1995          1994
                    ----------   ----------   ----------   ----------   -----------
Statement of
operations Data:

Revenues: .......         None         None          -0-          -0-          none


Net Loss: .......         6823      1000.00      36,248.       15,506        94,764

Net Loss per
common share: ...        (0.00)        (.00)        (.00)        (.00)         (.50)

Weighted Ave
Common Shares
Outstanding: ....   20,936,880   20,936,880   20,836,880   20,736,880    20,026,880

Dividends
Declared or Paid:        none.        none.        none.        none.         none.

4       Form 10-K as Required by the Securities and Exchange Commission

                      1998          1997         1996         1995          1994
                    ----------   ----------   ----------   ----------   -----------
Balance Sheet
Data:

Total Assets: ...          -0-          -0-          -0-          -0-        121.00


Long-Term Debt: .          -0-          -0-          -0-          -0-       881,758

                                                                 CUMULATIVE
                                                                JULY 10, 1985
                                                                      TO
                                                                MARCH 31, 1998
                                                                 -----------
Statements of Operations
Data:

Revenues: ...........................................                    -0-

Net Loss: ...........................................              1,036,243

Net Loss Per Common
Share: ..............................................                   (.00)

Weighted Average Common
Shares Outstanding: .................................             20,936,880

Dividends Declared or Paid: .........................                  None.


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

5       Form 10-K as Required by the Securities and Exchange Commission

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

6       Form 10-K as Required by the Securities and Exchange Commission

                              DIRECTOR OR
NAME                  AGE     POSITIONS WITH COMPANY                      SINCE
----------------      ---     -----------------------------------         -----
Richard D. Moody      67      Chairmen of the Board, president             1985
                              and Chief Executive Officer and a
                              director of Emery Energy, Inc., and
                              Moody Beryllium Corporation.

Gerald M. Park        66      Vice-President, treasurer, and a             1985
                              director of Emery Energy, Inc., and
                              of Moody Beryllium Corporation.

R. Dennis Ickes       54      Secretary and a director of  Emery           1979
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

7       Form 10-K as Required by the Securities and Exchange Commission

NAME OF                                      NUMBER OF               PERCENT OF
BENEFICIAL OWNER                              SHARES                   CLASS
----------------------                      ---------                ----------
PRINCIPAL SHAREHOLDERS
----------------------

Richard D. Moody                            9,641,388                  48.1%
1216 Route #1
Delta, Utah 84624

Gerald M.  Park                             1,567,265                  7.8%
8790 Blue Jay Lane
Salt Lake City, Utah 84121

OFFICERS AND DIRECTORS

Richard D. Moody             ----------------See above -------------------------

Gerald M. Park               ----------------See above -------------------------

R. Dennis Ickes                             202,211                    1.0%
R. Dennis Ickes and
Susan Marriott Ickes

All officers and directors
as a group Three (3) persons.               11,410,864                 57.0%


             ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year ended March 31, 1997, the Registrant had no private transactions with related parties.

                                     PART IV

          ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

8       Form 10-K as Required by the Securities and Exchange Commission

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BERYLLIUM INTERNATIONAL CORPORATION
                                                        (registrant)

                                             _____________________________
                                             Richard D. Moody
                                             President

_______________________
       (date)

9       Form 10-K as Required by the Securities and Exchange Commission