Form 10-K
period 2000-03-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 2000-10-27
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                              ENDED MARCH 31, 2000.

                         COMMISSION FILE NUMBER: 0-9577

                       BERYLLIUM INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           UTAH                                        87-0294391
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

8790 BLUE JAY LANE, SALT LAKE CITY, UTAH                           84121
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:          (801) 733-7079

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

                                     PART I

                                ITEM 1. BUSINESS

        The Company at the present time is conducting no business operation. The company was formed originally to be engaged in the acquisition and sale of interest in oil, gas, coal oil, shale and other mineral properties located principally in the Rocky Mountain region of the United States of America. However, with World decline in prices for Beryllium and intense competition from larger companies, the company ceased exploring options on it's mining rights September, 1994. These factors caused the company to be unable to continue operation. Since September 1994 the Company has been seeking a merger candidate to provide operating capital for the future.

                               ITEM 2. PROPERTIES

        The company, at the present time, has divested itself of all properties and owns no properties at this time.

                            ITEM 2. LEGAL PROCEEDINGS

        The company, at this time, has no legal proceeding in regard to its operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  none

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED SECURITY HOLDERS MATTERS

     At the present time, the company has limited activity. The stock is being quoted on the Pink Sheets at this time. There is no or limited market for the stock at the present time.

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

        The reason why the company has not done any business is that the mineral interests that the company was working on proved not to be commercially viable to mine or develop. The company has been in a development stage since that period of time and because of a lack of income and activity, has not filed any financial information since 1998.

                     ITEM 8. LIQUIDITY AND CAPITAL RESOURCES

        The company at the present time has suffered a loss and has no operating revenues and zero cash flows. The company, at the present time, is considering an acquisition and/or merger that would provide operating capital for the company for the future.

                          ITEM 9. RESULTS OF OPERATIONS

     Currently the company has limited operations and therefore, has had no revenue since 1994 and this has continued to the present time.

                         ITEM 10. REVENUES AND EXPENSES

        The loss of the fiscal year, 2000.

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

                              DIRECTOR OR
NAME                  AGE     POSITIONS WITH COMPANY                      SINCE
----------------      ---     -----------------------------------         -----
Richard D. Moody      69      Chairmen of the Board, president             1985
                              and Chief Executive Officer and a
                              director of Emery Energy, Inc., and
                              Moody Beryllium Corporation.

Gerald M. Park        68      Vice-President, treasurer, and a             1985
                              director of Emery Energy, Inc., and
                              of Moody Beryllium Corporation.

R. Dennis Ickes       56      Secretary and a director of  Emery           1979
                              Energy, Inc., and Moody Beryllium
                              Corporation.

                         ITEM 12. EXECUTIVE COMPENSATION

        There has been no executive compensation.

                     ITEM 13. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The registrant is authorized to issue 50,000,000 shares of common stock, par value $ .01, of which 20,936,880 shares were issued and outstanding at the close of business on March 31, 2000. Each share of common stock is entitled to one vote.

        The following table sets forth, as of March 31, 2000, the number of shares of the Registrant's common stock, par value $.01, held of record or beneficially by each person who was known by the Registrant to own beneficially, more than 5% of the Registrant's common stock, and the name and share holdings of each officer, director, and nominee, and all officers and directors as a group. Each person listed holds sole voting and investing power over the shares shown as being beneficially owned by such person.

NAME OF
BENEFICIAL OWNER                             NUMBER OF               PERCENT OF
PRINCIPAL SHAREHOLDERS                        SHARES                   CLASS
----------------------                        ------                   -----
Richard D. Moody                            2,250,000                  10.7%
1216 Route #1
Delta, Utah 84624

Gerald M.  Park                             1,567,265                  7.8%
8790 Blue Jay Lane
Salt Lake City, Utah 84121

Jean Moody Family Trust                     5,841,388                 27.9%
5056 Three Fountain Cir
Salt Lake City, Utah 84107

Bank of Arizona NA Liquidation Acct         1,642,280                  7.8%
Box 29550 Dept AZ1-2004
Phoenix, AZ 85038

OFFICERS AND DIRECTORS
----------------------
Richard D. Moody             ----------------See above -------------------------

Gerald M. Park               ----------------See above -------------------------

R. Dennis Ickes                               847,511                   4.2%

R. Dennis Ickes and                             4,700                    *
Susan Marriott Ickes

All officers and directors
as a group Three (3) persons.                4,669,476                 22.4%
-------------------
* Less than 1%


             ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year ended March 31, 2000, the Registrant had no private transactions with related parties.

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

                                             Beryllium International Corporation
                                             Registrant

October 25, 2000                             By  /s/ Richard D. Moody
                                                ----------------------------
                                                Richard D. Moody
                                                President

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                             March 31, 2000 and 1999

                                 C O N T E N T S



Independent Auditors' Report..............................................F-3

Balance Sheets............................................................F-4

Statements of Operations..................................................F-5

Statements of Stockholders' Equity (Deficit)..............................F-6

Statements of Cash Flows..................................................F-11

Notes to the Financial Statements.........................................F-13

                        CONSENT OF INDEPENDENT AUDITORS'



Beryllium International Corporation
Salt Lake City, Utah

We consent to the use in this Registration Statement of Beryllium International Corporation on Form 10-K, of our report dated October 23, 2000 for Beryllium International Corporation for the years ended March 31, 2000 and 1999, which are part of this Registration Statement, and to all references to our firm included in this Registration Statement.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
October 27, 2000

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                                 Balance Sheets

                                                     ASSETS

                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               2000                  1999
                                                                         -----------------     -----------------
CURRENT ASSETS
   Cash                                                                  $          -          $          -
                                                                         -----------------     -----------------
     Total Current Assets                                                           -                     -
                                                                         -----------------     -----------------
     TOTAL ASSETS                                                        $          -          $          -
                                                                         =================     =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Trade payable                                                         $           2,324     $             887
   Accrued expenses                                                                162,877               128,198
   Notes payable - related party (Note 5)                                          119,506               119,506
                                                                         -----------------     -----------------
     Total Liabilities                                                             284,707               248,591
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: 50,000,000 shares
    authorized of $0.01 par value,
    20,936,880 and 20,936,880 shares
    issued and outstanding, respectively                                           209,369               209,369
   Capital in excess of par value                                                  826,874               826,874
   Deficit accumulated during the
    development stage                                                           (1,320,950)           (1,284,834)
                                                                         -----------------     -----------------
     Total Stockholders' Equity (Deficit)                                         (284,707)             (248,591)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES, AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $          -          $          -
                                                                         =================     =================

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Operations

                                                                                                          From
                                                                                                       Inception on
                                                                                                         July 10,
                                                       For the Years Ended March 31,                   1985 Through
                                          -------------------------------------------------------        March 31,
                                               2000                1999                1998                2000
                                          ----------------    ---------------     ---------------    ----------------
REVENUES                                  $         -         $        -          $        -         $         -
                                          ----------------    ---------------     ---------------    ----------------
EXPENSES

   General and administrative                        1,437            120,393              -                  121,830
                                          ----------------    ---------------     ---------------    ----------------

     Total Expenses                                  1,437            120,393              -                  121,830
                                          ----------------    ---------------     ---------------    ----------------
INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS                            -                  -                   (6,823)         (1,036,243)
                                          ----------------    ---------------     ---------------    ----------------
OTHER EXPENSES

   Interest expense                                 34,679            128,198              -                  162,877
                                          ----------------    ---------------     ---------------    ----------------

     Total Other Expenses                           34,679            128,198              -                  162,877
                                          ----------------    ---------------     ---------------    ----------------

NET INCOME (LOSS)                         $        (36,116)   $      (248,591)    $        (6,823)   $     (1,320,950)
                                          ================    ===============     ===============    ================

INCOME (LOSS) PER SHARE                   $          (0.00)   $         (0.01)    $         (0.00)
                                          ================    ===============     ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES                               20,936,880         20,936,880          20,936,880
                                          ================    ===============     ===============

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of           Stock          Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Common stock issued on date of
  incorporation at approximately
  $1.00 per share to officers in
  exchange for natural resource
  properties valued at $55,157, the
  cost basis to the individuals,
  less the assumption of long-term
  debt of $5,474                              50,000   $        49,683   $       -        $        -        $       -

Recapitalization change resulting
  from merger and acquisition of
  Emery net assets on December
  20, 1985                                 3,450,000           (14,683)          14,683            -                -

Change resulting from merger and
  acquisition of Emery net assets on
  December 20, 1985 - outstanding
  shares of Emery                          3,467,720            34,677           63,054            -                -

Common stock issued for cash
  between February and March,
  1986 at $0.25 per share                    200,000             2,000           48,000            -                -

Issuance of common stock sub-
  scriptions in March, 1986, 400,000
  shares at $0.25 per share                   -                 -                -                100,000           -

Acquisition and cancellation of
  treasury stock                             (80,000)             (800)         (49,200)           -                -

Net (loss) for the period ended
  March 31, 1986                              -                 -                -                 -              (128,232)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1986                    7,087,720   $        70,877   $       76,537   $       100,000   $     (128,232)
                                      --------------   ---------------   --------------   ---------------   --------------

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of           Stock          Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1986                    7,087,720   $        70,877   $       76,537   $       100,000   $     (128,232)

Common stock subscriptions issued
  for cash between April and May,
  1986 at $0.25 per share                    400,000             4,000           96,000          (100,000)          -

Common stock issued in settlement
  of long-term debt and accrued
  interest in August, 1986 valued at
   $0.38 per share                            57,142               571           21,262            -                -

Common stock issued for cash between
  July and September, 1986 at prices
  ranging from $0.33 to $0.50 less
  costs of issuance                          190,000             1,900           67,900            -                -

Adjustment to liability to
  shareholder representing changes
  in net assets of Emery Energy,
  Inc. from March 31, 1986 to August
  1, 1986 (the date such assets were
  returned to the principal
  shareholder of Emery Energy, Inc.)          -                 -                11,920            -                -

Common stock issued for services
  in March, 1987 valued at $0.08
  per share                                   40,000               400            2,933            -                -

Common stock issued to the former
  shareholders of Moody Beryllium
  Corporation resulting from the
  acquisition and realignment of
  Beryllium international
  Corporation (formerly Emery
  Energy, Inc.)                           10,370,880           103,709         (103,709)           -                -

Net (loss) for the year ended
  March 31, 1987                              -                 -                -                 -              (229,183)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1987                   18,145,742           181,457          172,843            -              (357,415)

Common stock issued for cash in
  July, 1987 at $0.25 per share               80,000               800           19,200            -                -

Common stock issued for services
  between July, 1987 and March,
  1988 at $0.25 per share                     21,600               216            5,184            -                -
Net (loss) for the year ended
  March 31, 1988                              -                 -                -                 -              (364,957)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1988                   18,247,342   $       182,473   $      197,227   $        -        $     (722,372)
                                      --------------   ---------------   --------------   ---------------   --------------

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of           Stock          Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1988                   18,247,342   $       182,473   $      197,227   $        -        $     (722,372)

Common stock issued for cash
  between May and June, 1988 at
  $0.25 per share                             40,000               400            9,600            -                -

Common stock issued for services
  in June, 1988 at $0.25 per share            10,000               100            2,400            -                -

Common stock issued in settlement
  of payable to officers and directors
  in November, 1988 at $0.25 per
  share                                    1,315,485            13,155          315,717            -                -

Net (loss) for the year ended
  March 31, 1989                              -                 -                -                 -               (49,217)
                                      --------------   ---------------   --------------   ---------------   --------------

Balance, March 31, 1989                   19,612,827           196,128          524,944            -              (771,589)

Common stock issued for cash
  between June and August,
  1989 at $0.10 per share                    150,000             1,500           13,500            -                -

Common stock issued for cash in
  June, 1989 at $0.25 per share                5,442                54            1,306            -                -

Common stock issued in settlement
  of trade accounts payable in
  November, 1989 at $0.25 per share            3,254                33              781            -                -

Common stock issued for services in
  November, 1989 at between $0.10
  and $0.25 per share                         55,357               554            8,005            -                -

Common stock issued for natural
  resource properties in January,
  1990 at $0.25 per share                    150,000             1,500           36,000            -                -

Net (loss) for the year ended
  March 31, 1990                              -                 -                -                 -               (53,269)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1990                   19,976,880           199,769          584,536            -              (824,858)

Common stock issued in settlement
  of trade accounts payable in
  October, 1990 at $0.10 per share            50,000               500            4,500            -                -

Net (loss) for the year ended
  March 31, 1991                              -                 -                -                 -               (56,875)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1991                   20,026,880   $       200,269   $      589,036   $        -        $     (881,733)
                                      --------------   ---------------   --------------   ---------------   --------------

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of           Stock          Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1991                   20,026,880   $       200,269   $      589,036   $        -        $     (881,733)

Net (loss) for the year ended
  March 31, 1992                              -                 -                -                 -               (45,995)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1992                   20,026,880           200,269          589,036            -              (927,728)

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                76,209            -                -

Payable to officers and directors
  reclassified as contributed capital
  in excess of par value                      -                 -                73,564            -                -

Net (loss) for the year ended
  March 31, 1993                              -                 -                -                 -              (101,663)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1993                   20,026,880           200,269          738,809            -            (1,029,391)

Note payable and accrued interest
  paid on behalf of the Company by
  one of the shareholders                     -                 -                18,688            -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 6,618            -                -

Net (loss) for the year ended
  March 31, 1994                              -                 -                -                 -               (19,771)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1994                   20,026,880           200,269          764,115            -            (1,049,162)

Common stock issued for services
  valued at $0.10 per share                  120,000             1,200           10,800            -                -

Common stock issued for trade
  payables at $0.10 per share                380,000             3,800           34,200            -                -

Common stock issued for trade
  payables in August, 1994 at par             10,000               100           -                 -                -

Common stock issued for services
  in August, 1994 at par                     200,000             2,000           -                 -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 1,506            -                -

Net (loss) for the year ended
   March 31, 1995                             -                 -                -                 -               (15,506)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1995                   20,736,880   $       207,369   $      810,621   $        -        $   (1,064,668)
                                      --------------   ---------------   --------------   ---------------   --------------

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)(Continued)


                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of           Stock          Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1995                   20,736,880   $       207,369   $      810,621   $        -        $   (1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share                            100,000             1,000              930            -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 1,000            -                -

Net income for the year ended
  March 31, 1996                              -                 -                -                 -                36,248
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1996                   20,836,880           208,369          812,551            -            (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par                                100,000             1,000           -                 -                -

Trade payables paid on behalf of the
  Company by the shareholders                 -                 -                 6,500            -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 1,000            -                -

Net (loss) for the year ended
  March 31, 1997                              -                 -                -                 -                (1,000)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1997                   20,936,880           209,369          820,051            -            (1,029,420)

Capital contributed to pay
 Company expenses                             -                 -                 6,823            -                -

Net loss for the year ended
 March 31, 1998                               -                 -                -                 -                (6,823)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1998                   20,936,880           209,369          826,874            -            (1,036,243)

Net loss for the year ended
 March 31, 1999                               -                 -                -                 -              (248,591)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1999                   20,936,880           209,369          826,874            -            (1,284,834)

Net loss for the year ended
 March 31, 2000                               -                 -                -                 -               (36,116)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 2000                   20,936,880   $       209,369   $      826,874   $        -        $   (1,320,950)
                                      ==============   ===============   ==============   ===============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows
                                                                                                                From
                                                                                                             Inception on
                                                                                                               July 10,
                                                                    For the Years Ended March 31,            1985 Through
                                                     ----------------------------------------------------      March 31,
                                                            2000              1999              1998             2000
                                                     -----------------   --------------   ---------------   --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss)                                  $         (36,116)  $     (248,591)  $        (6,823)  $   (1,320,950)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                -                -                 -                 1,273
   Expenses paid by shareholders                                -                -                  6,823           93,156
   Common stock issued for services                             -                -                 -                33,792
   Organization costs                                           -                -                 -                  (200)
   Loss on disposal of real estate                              -                -                 -                52,000
   Loss on disposition of assets                                -                -                 -                 6,823
   Gain on forgiveness of debt                                  -                -                 -               (37,248)
  Changes in operating assets and liabilities:
   Increase (decrease) in trade payables                         1,437              887            -                92,916
   Increase (decrease) in notes payable                         -                -                 -               402,436
   Increase (decrease) in accrued expenses                      34,679          128,198            -               166,565
                                                     -----------------   --------------   ---------------   --------------
       Cash Provided (Used) by Operating Activities            -              (119,506)           -              (509,437)
                                                     ----------------    -------------    --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of natural resource properties                    -                -                 -            (1,140,803)
    Proceeds from disposal of real estate                      -                -                 -               668,000
    Claims and development costs                               -                -                 -               (18,942)
    Proceeds from Gold Fields joint venture
      agreement                                                -                -                 -                25,000
                                                     ----------------    -------------    --------------    -------------
       Cash Provided (Used) by Investing Activities            -                -                 -              (466,745)
                                                     ----------------    -------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued for cash                               -                -                 -               266,160
    Proceeds from long-term debt                               -                -                 -             1,268,138
    Payments on long-term debt                                 -                -                 -              (642,622)
    Reacquisition and cancellation of common stock             -                -                 -               (50,000)
    Proceeds from note payable - related party                 -               119,506            -               134,506
                                                     ----------------    -------------    --------------    -------------
       Cash Provided (Used) by Financing Activities            -               119,506            -               976,182
                                                     ----------------    -------------    --------------    -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             -                -                 -                -

CASH AT BEGINNING OF PERIOD                                    -                -                 -                -
                                                     ----------------    -------------    --------------    -------------

CASH AT END OF PERIOD                                $         -         $      -         $       -         $      -
                                                     ================    =============    ==============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows
                                                                                                                From
                                                                                                             Inception on
                                                                                                               July 10,
                                                                    For the Years Ended March 31,            1985 Through
                                                     ----------------------------------------------------      March 31,
                                                            2000              1999              1998             2000
                                                     -----------------   --------------   ---------------   --------------
Cash Payments For:
  Income taxes                                       $         -         $      -         $       -         $         764
  Interest                                           $         -         $      -         $       -         $      77,927

Non-Cash Financing Activities:
  Common stock issued in settlement of
     long-term debt                                  $         -         $      -         $       -         $      21,833
  Common stock issued in exchange for natural
    resource properties                              $         -         $      -         $       -         $      37,500
  Common stock issued in settlement of trade
    payables                                         $         -         $      -         $       -         $      46,844
  Trade payables paid on behalf of the Company
    by the shareholders                              $         -         $      -         $       -         $       6,500
  Common stock issued in settlement of payables
    to officers and directors                        $         -         $      -         $       -         $     328,872
  Forgiveness of debt by officers an directors
    of the company                                   $         -         $      -         $       -         $      73,564
  Note payable and accrued interest paid by
    a director of the Company                        $         -         $      -         $       -         $      15,000


              The accompanying notes are an integral part of these
                             financial statements.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2000 and 1999

NOTE 1 -       ACQUISITION OF MOODY BERYLLIUM CORPORATION

               On December 20, 1985, pursuant to an acquisition and merger agreement, Emery Energy, Inc. (Emery) acquired all of the common stock of Moody Beryllium Corporation (Moody), a company that was organized July 10, 1985 to hold interests in, explore, and develop natural resource properties, in exchange for 13,870,880 shares of Emery's common stock. On that date, 3,500,000 shares were issued to the Moody shareholders with the remaining 10,370,880 shares to be issued subsequent to Emery's obtaining shareholder approval to increase the number of authorized shares. On December 19, 1986, Emery held its annual meeting and increased the authorized common stock from 10,000,000 to 50,000,000 shares.

               Because the shares issued in the acquisition of Moody represented 80% of the then outstanding shares of Emery, Moody was deemed, for financial reporting purposes only, to have acquired Emery and its two wholly owned subsidiaries, H&H Drilling, Inc. (H&H) and La Jolla Energy Resources, Inc. Accordingly, the acquisition of Emery by Moody at a cost of $97,731, determined based on the fair value of the net assets acquired, which was more reliably determinable than the value of the shares issued, was accounted for as a purchase with the net assets of Emery and its subsidiaries being recorded at fair value at the acquisition date. Due to the depletion of oil and gas reserves on Emery's developed properties, the decline in the prices received for oil and gas production, and the general economic conditions of the oil and gas and mining industries, no value was assigned to Emery's natural resource properties at the date of acquisition by Moody.

               The operating results of the new entity (the Company) reflect the development stage activities of Moody from incorporation on July 10, 1985 through March 31, 1997 and Emery from the date of the combination through August 1, 1986, the date on which the net assets of Emery were transferred to its principal shareholder via a transfer of H&H's common stock. The subsidiaries were dissolved in 1992.

NOTE 2 -       ORGANIZATION AND DESCRIPTION OF BUSINESS

               Emery was incorporated on February 17, 1972 in the State of Utah. The principal business of Emery, in conjunction with H&H, was acquisition, operation, and sales of interests in oil and gas, coal, and other mineral properties located principally in the Rocky Mountain region.

               Moody (a development stage company) was incorporated in the State of Utah on July 10, 1985. Moody was merged into La Jolla Energy Resources, Inc., an inactive wholly-owned subsidiary of Emery, on March 28, 1986. La Jolla then changed its name to Moody. The principal business of Moody was to explore and develop natural resource properties. During the year ended March 31, 1992, Moody Corporation was dissolved.

               On December 19, 1986, the Company changed its name to Beryllium International Corporation.

               Presently, the Company has no active operations and is seeking a merger with an existing, operating company. The Company has elected a March 31 year end.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2000 and 1999


NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.  Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting.

               b.  Provision for Taxes

               The Company has a net operating loss carryover of approximately $1,031,000 as of March 31, 2000 which expires in full by 2020. The potential tax benefit has been offset by a valuation allowance for the same amount.

               c.  Cash Equivalents

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

               d.  Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               e.  Basic Loss Per Share

               Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                March 31,
                                                       ------------------------
                                                           2000        1999
                                                       -----------  -----------
                      Basic loss per share:

                      Numerator - net loss             $   (36,116) $  (248,591)
                      Denominator - weighted average
                        number of shares outstanding    20,936,880   20,936,880
                                                       -----------  -----------
                      Loss per share                   $     (0.00) $     (0.01)
                                                       ===========  ===========

               f.  Revenue Recognition

               The  Company  currently  has  no  source  of  revenues.   Revenue
               recognition policies will be determined when principal operations begin.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2000 and 1999


NOTE 4 -       GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek out and consummate a merger with an existing, operating company.

NOTE 5 -       NOTES PAYABLE - RELATED PARTIES

               At March 31, 2000 and 1999, notes payable to related parties consisted of the following:

                                                                     March 31,
                                                              ---------------------
                                                                 2000      1999
                                                              ---------  ----------
               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                          $  37,500  $   37,500

               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                             82,006      82,006
                                                              ---------  ----------
                      Total notes payable to related parties    119,506     119,506

                      Less: current portion                    (119,506)   (119,506)
                                                              ---------  ----------

                      Total Long-Term Debt                    $  -       $   -
                                                              =========  ==========

                                      F-15