Form 10-Q
period 2000-06-30
BERYLLIUM INTERNATIONAL CORP /UT/
filed 2000-10-30
CIK 315263

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

       Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                       For the Quarter ended June 30, 2000

                             Commission File Number
                                     0-9577

                       BERYLLIUM INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          UTAH                                               87-0294391
(State or other jurisdiction of                       (IRS employer I.D. Number)
incorporation or organization)

8790 Blue Jay Lane
SALT LAKE CITY, UTAH                                            84121
(Address of principal                                         (Zip Code)
executive offices)

Registrant's telephone number
including area code:                                        (801) 733-7079

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

20,936,880 common shares were outstanding as of June 30, 2000.

                       BERYLLIUM INTERNATIONAL CORPORATION

                                                                           INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Condensed Balance Sheets                                         3
           June 30, 2000 (unaudited)
           March 31, 2000 (unaudited)

        Condensed Statements of Operations and
           Accumulated Deficit (unaudited)                               4
           Quarter Ended June 30, 2000 July 10, 1985
           (Inception) to June 30, 2000

        Statements of Stockholders' Equity (Deficit)                     5

        Consolidated Statement of Cash Flows                             10
           Quarter Ended June 30, 2000
           July 10, 1985 (Inception) to June 30, 2000

        Notes to Condensed Financial Statements                          12

    Item 2.Management's Discussion and Analysis of
           Financial Condition                                           15

    Item 3.Exhibit 11: Computation of Weighted
           Average Shares Outstanding

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                                 Balance Sheets

                                                     ASSETS

                                                                              June 30,              March 31,
                                                                               2000                   2000
                                                                         -----------------     -----------------
CURRENT ASSETS
   Cash                                                                  $          -          $          -
                                                                         -----------------     -----------------
     Total Current Assets                                                           -                     -
                                                                         -----------------     -----------------
     TOTAL ASSETS                                                        $          -          $          -
                                                                         =================     =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued expenses                                                      $         172,760     $         162,877
   Accounts payable                                                                  2,324                 2,324
   Notes payable - related party (Note 5)                                          119,506               119,506
                                                                         -----------------     -----------------
     Total Current Liabilities                                                     294,590               284,707
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: $0.01 par value, 50,000,000
    shares authorized; 20,936,880 shares issued
    and outstanding                                                                209,369               209,369
   Capital in excess of par value                                                  826,874               826,874
   Deficit accumulated during the development stage                             (1,330,833)           (1,320,950)
                                                                         -----------------     -----------------
     Total Stockholders' Equity (Deficit)                                         (294,590)             (284,707)
                                                                         -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                    $          -          $          -
                                                                         =================     =================

                                        BERYLLIUM INTERNATIONAL CORPORATION
                                           (A Development Stage Company)
                                             Statements of Operations


                                                                                                     From
                                                                                                 Inception on
                                                           For the Three Months Ended              July 10,
                                                                     June 30,                     1985 Through
                                                     -------------------------------------          June 30,
                                                            2000               1999                   2000
                                                     ------------------  -----------------     -----------------
REVENUES                                             $           -       $          -          $          -
                                                     ------------------  -----------------     -----------------
EXPENSES

   General and administrative                                    -                  -                    250,028
                                                     ------------------  -----------------     -----------------

     Total Expenses                                              -                  -                    250,028
                                                     ------------------  -----------------     -----------------

LOSS FROM OPERATIONS                                             -                  -                   (250,028)
                                                     ------------------  -----------------     -----------------

OTHER EXPENSE

   Interest expense                                               9,883              9,575                44,561
                                                     ------------------  -----------------     -----------------

     Total Other Expense                                          9,883              9,575                44,561
                                                     ------------------  -----------------     -----------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                      (9,883)            (9.575)             (294,589)

LOSS ON DISCONTINUED OPERATIONS                                  -                  -                 (1,036,244)
                                                     ------------------  -----------------     -----------------

NET LOSS                                             $           (9,883) $          (9,575)    $      (1,330,833)
                                                     ==================  =================     =================

BASIC LOSS PER SHARE                                 $            (0.00) $           (0.00)
                                                     ==================  =================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       20,936,880         20,936,880
                                                     ==================  =================

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

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)(Continued)



                                                                                                               Deficit
                                                                                                             Accumulated
                                                Common Stock               Capital in         Common          During the
                                      --------------------------------      Excess of          Stock         Development
                                          Shares            Amount          Par Value       Subscriptions        Stage
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1995                   20,736,880   $       207,369   $      810,621   $        -        $   (1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share                            100,000             1,000              930            -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 1,000            -                -

Net income for the year ended
  March 31, 1996                              -                 -                -                 -                36,248
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1996                   20,836,880           208,369          812,551            -            (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par                                100,000             1,000           -                 -                -

Trade payables paid on behalf of the
  Company by the shareholders                 -                 -                 6,500            -                -

Expenses paid on behalf of the
  Company by the shareholders                 -                 -                 1,000            -                -

Net (loss) for the year ended
  March 31, 1997                              -                 -                -                 -                (1,000)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1997                   20,936,880           209,369          820,051            -            (1,029,420)

Capital contributed to pay
 Company expenses                             -                 -                 6,823            -                -

Net loss for the year ended
 March 31, 1998                               -                 -                -                 -                (6,823)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1998                   20,936,880           209,369          826,874            -            (1,036,243)

Net loss for the year ended
 March 31, 1999                               -                 -                -                 -              (248,591)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 1999                   20,936,880           209,369          826,874            -            (1,284,834)

Net loss for the year ended
 March 31, 2000                               -                 -                -                 -               (36,116)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, March 31, 2000                   20,936,880           209,369          826,874            -            (1,320,950)

Net loss for the three months ended
 June 30, 2000 (unaudited)                    -                 -                -                 -                (9,883)
                                      --------------   ---------------   --------------   ---------------   --------------
Balance, June 30, 2000 (unaudited)        20,936,880   $       209,369   $      826,874   $        -        $   (1,330,833)
                                      ==============   ===============   ==============   ===============   ==============

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows


                                                                                                       From
                                                                                                   Inception on
                                                             For the Three Months Ended              July 10,
                                                                       June 30,                    1985 Through
                                                        --------------------------------------       June 30,
                                                                2000                1999               2000
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss)                                     $           (9,883) $           (9,575) $       (1,330,833)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                  -                   -                    1,273
     Expenses paid by shareholders                                  -                   -                   93,156
     Common stock issued for services                               -                   -                   33,792
     Organization costs                                             -                   -                     (200)
     Loss on disposal of real estate                                -                   -                   52,000
     Loss on disposition of assets                                  -                   -                    6,823
     Gain on forgiveness of debt                                    -                   -                  (37,248)
  Changes in operating assets and liabilities:
     Increase (decrease) in trade payables                          -                   -                   92,916
     Increase (decrease) in notes payable                           -                   -                  525,630
     Increase (decrease) in accrued expenses                          9883               9,575             172,760
                                                        ------------------  ------------------  ------------------

       Cash Provided (Used) by Operating
         Activities                                                 -                   -                 (389,931)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of natural resource properties                          -                   -               (1,140,803)
   Proceeds from disposal of real estate                            -                   -                  668,000
   Claims and development costs                                     -                   -                  (18,942)
   Proceeds from Gold Fields joint venture
     agreement                                                      -                   -                   25,000
                                                        ------------------  ------------------  ------------------
     Cash Provided (Used) by Investing Activities                   -                   -                 (466,745)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                     -                   -                  266,160
   Proceeds from long-term debt                                     -                   -                1,268,138
   Payments on long-term debt                                       -                   -                 (642,622)
   Reacquisition and cancellation of common stock                   -                   -                  (50,000)
   Proceeds from note payable                                       -                   -                   15,000
                                                        ------------------  ------------------  ------------------

     Cash Provided (Used) by Financing Activities                   -                   -                  856,676
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  -                   -                   -

CASH AT BEGINNING OF PERIOD                                         -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $           -       $           -       $           -
                                                        ==================  ==================  ==================

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows


                                                                                                       From
                                                                                                   Inception on
                                                             For the Three Months Ended              July 10,
                                                                       June 30,                    1985 Through
                                                        --------------------------------------       June 30,
                                                                2000                1999               2000
                                                        ------------------  ------------------  ------------------
Cash Payments For:
   Income taxes                                         $           -       $           -       $              764
   Interest                                             $           -       $           -       $           77,927

Non-Cash Financing Activities:
   Common stock issued in settlement of
      long-term debt                                    $           -       $           -       $           21,833
   Common stock issued in exchange for natural
     resource properties                                $           -       $           -       $           37,500
   Common stock issued in settlement of trade
     payables                                           $           -       $           -       $           46,844
   Trade payables paid on behalf of the Company
     by the shareholders                                $           -       $           -       $            6,500
   Common stock issued in settlement of payables
     to officers and directors                          $           -       $           -       $          328,872
   Forgiveness of debt by officers an directors
     of the company                                     $           -       $           -       $           73,564
   Note payable and accrued interest paid by
     a director of the Company                          $           -       $           -       $           15,000

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2000 and March 31, 2000


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

               Moody (a development stage company) was incorporated in the State of Utah on July 10, 1985. Moody was merged into La Jolla Energy Resources, Inc., an inactive wholly- owned subsidiary of Emery, on March 28, 1986. La Jolla then changed its name to Moody. The principal business of Moody was to explore and develop natural resource properties. During the year ended March 31, 1992, Moody Corporation was dissolved. On December 19, 1986, the Company changed its name to Beryllium International Corporation.

               Presently, the Company has no active operations and is seeking a merger with an existing, operating company. The Company has elected a March 31 year end.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2000 and March 31, 2000


NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.  Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting.

               b.  Provision for Taxes

               The Company has a net operating loss carryover of approximately $1,330,000 as of June 30, 2000 which expires in 2020. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

               e.  Basic Loss Per Share

               Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                              June 30,
                                                     ------------------------
                                                          2000        1999
                                                     -----------  -----------
                      Basic loss per share:

                      Numerator - net loss           $    (9,883) $    (9,575)
                      Denominator - weighted average
                        number of shares outstanding  20,936,880   20,936,880
                                                     -----------  -----------
                      Loss per share                 $     (0.00) $     (0.00)
                                                     ===========  ===========

               f.  Revenue Recognition

               The  Company  currently  has  no  source  of  revenues.   Revenue
               recognition policies will be determined when principal operations begin.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2000 and March 31, 2000


NOTE 4 -       GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company.

NOTE 5 -       NOTES PAYABLE - RELATED PARTIES

               As of June 30, 2000 and 1999, notes payable to related parties consisted of the following:

                                                                  June 30,
                                                           --------------------
                                                              2000       1999
                                                           ---------  ---------

               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                       $  37,500  $  37,500

               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                          82,006     82,006
                                                           ---------  ---------

                  Total notes payable to related parties     119,506    119,506

                  Less: current portion                     (119,506)  (119,506)
                                                           ---------  ---------

                  Total Long-Term Debt                     $  -       $  -
                                                           =========  =========

NOTE 2 -    SUBSEQUENT EVENTS

 None


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