Form 10-Q
period 2000-09-30
BERYLLIUM INTERNATIONAL CORP /UT/
filed 2000-10-30
CIK 315263

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

            Quarterly report  pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                    For the Quarter ended September 30, 2000

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

20,936,880 common shares were outstanding as of September 30, 2000.

                       BERYLLIUM INTERNATIONAL CORPORATION

                                                                           INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

        Condensed Balance Sheets                                         3
           September 30, 2000 (unaudited)
           March 31, 2000 (unaudited)

        Condensed Statements of Operations and
           Accumulated Deficit (unaudited)                               4
           Quarter Ended September 30, 2000 July 10, 1985
          (Inception) to September 30, 2000

        Statements of Stockholders' Equity (Deficit)                     5

        Consolidated Statement of Cash Flows                             11
           Quarter Ended September 30, 2000
           July 10, 1985 (Inception) to September 30, 2000

        Notes to Condensed Financial Statements                          13

    Item 2.Management's Discussion and Analysis of
           Financial Condition                                           16

    Item 3.Exhibit 11: Computation of Weighted
           Average Shares Outstanding

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                                 Balance Sheets

                                                     ASSETS

                                                                                September 30,       March 31,
                                                                                   2000               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                                     $           -       $           -
                                                                            ------------------  ------------------

     Total Current Assets                                                               -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           -       $           -
                                                                            ==================  ==================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued expenses                                                         $          182,644  $          162,877
   Trade payable                                                                         2,324               2,324
   Notes payable - related party (Note 3)                                              119,506             119,506
                                                                            ------------------  ------------------

     Total Liabilities                                                                 304,474             284,707
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: $0.01 par value, 50,000,050 shares
    authorized, 20,936,880 shares issued and outstanding                               209,369             209,369
   Additional paid-in capital                                                          826,874             826,874
   Accumulated deficit                                                              (1,340,717)         (1,320,950)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (304,474)           (284,707)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                             $           -       $           -
                                                                            ==================  ==================

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Operations
                                                   (Unaudited)
                                                                                                                       From
                                                                                                                  Inception of the
                                                                                                                    Development
                                                            For the                          For the                  Stage on
                                                        Three Months Ended              Six Months Ended              January 1,
                                                          September 30,                   September 30,              1994 Through
                                               ---------------------------------  ------------------------------     September 30,
                                                   2000              1999             2000            1999               2000
                                               ---------------  ----------------  --------------  --------------   ----------------
REVENUES                                       $        -       $         -       $       -       $       -        $         -
                                               ---------------  ----------------  --------------  --------------   ----------------
EXPENSES

   General and administrative                           -                 -               -               -                 250,028
                                               ---------------  ----------------  --------------  --------------   ----------------

     Total Expenses                                     -                 -               -               -                 250,028
                                               ---------------  ----------------  --------------  --------------   ----------------

LOSS FROM OPERATIONS                                    -                 -               -               -                (250,028)
                                               ---------------  ----------------  --------------  --------------   ----------------

OTHER EXPENSE

   Interest expense                                      9,883             9,575          19,767          19,150             54,445
                                               ---------------  ----------------  --------------  --------------   ----------------

     Total Other Expense                                 9,883             9,575          19,767          19,150             54,445
                                               ---------------  ----------------  --------------  --------------   ----------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                             (9,883)           (9,575)        (19,767)        (19,150)          (304,473)

LOSS ON DISCONTINUED
 OPERATIONS                                             -                 -               -               -              (1,036,244)
                                               ---------------  ----------------  --------------  --------------   ----------------

NET LOSS                                       $        (9,883) $         (9,575) $      (19,767) $      (19,150)  $     (1,340,717)
                                               ===============  ================  ==============  ==============   ================

BASIC LOSS PER SHARE                           $         (0.00) $          (0.00) $        (0.00) $        (0.00)
                                               ===============  ================  ==============  ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              20,936,880        20,936,880      20,936,880      20,936,880
                                               ===============  ================  ==============  ==============

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Common stock issued on date of
  incorporation at approximately
  $1.00 per share to officers in
  exchange for natural resource
  properties valued at $55,157, the
  cost basis to the individuals,
  less the assumption of long-term
  debt of $5,474                                       50,000   $       49,683    $       -        $        -        $       -

Recapitalization change resulting
  from merger and acquisition of
  Emery net assets on December
  20, 1985    3,450,000                               (14,683)          14,683            -                 -

Change resulting from merger and
  acquisition of Emery net assets on
  December 20, 1985 - outstanding
  shares of Emery                                   3,467,720           34,677            63,054            -                -

Common stock issued for cash
   between February and March,
  1986 at $0.25 per share                             200,000            2,000            48,000            -                -

Issuance of common stock sub-
  scriptions in March, 1986, 400,000
  shares at $0.25 per share                            -                -                 -                100,000           -

Acquisition and cancellation of
  treasury stock                                      (80,000)            (800)          (49,200)           -                -

Net (loss) for the period ended
  March 31, 1986                                       -                -                 -                 -              (128,232)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1986                             7,087,720   $       70,877    $       76,537   $       100,000   $     (128,232)
                                               --------------   --------------    --------------   ---------------   --------------

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1986                             7,087,720   $       70,877    $       76,537   $       100,000   $     (128,232)

Common stock subscriptions issued
  for cash between April and May,
  1986 at $0.25 per share                             400,000            4,000            96,000          (100,000)          -

Common stock issued in settlement
  of long-term debt and accrued
  interest in August, 1986 valued at
   $0.38 per share                                     57,142              571            21,262            -                -

Common stock issued for cash between
  July and September, 1986 at prices
  ranging from $0.33 to $0.50 less
  costs of issuance                                   190,000            1,900            67,900            -                -

Adjustment to liability to
  shareholder representing changes
  in net assets of Emery Energy,
  Inc. from March 31, 1986 to August
  1, 1986 (the date such assets were
  returned to the principal
  shareholder of Emery Energy, Inc.)                   -                -                 11,920            -                -

Common stock issued for services
  in March, 1987 valued at $0.08
  per share                                            40,000              400             2,933            -                -

Common stock issued to the former
  shareholders of Moody Beryllium
  Corporation resulting from the
  acquisition and realignment of
  Beryllium international
  Corporation (formerly Emery
  Energy, Inc.)                                    10,370,880          103,709          (103,709)           -                -

Net (loss) for the year ended
  March 31, 1987                                       -                -                 -                 -              (229,183)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1987                            18,145,742          181,457           172,843            -              (357,415)

Common stock issued for cash in
  July, 1987 at $0.25 per share                        80,000              800            19,200            -                -

Common stock issued for services
  between July, 1987 and March,
  1988 at $0.25 per share                              21,600              216             5,184            -                -

Net (loss) for the year ended
  March 31, 1988                                       -                -                 -                 -              (364,957)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1988                            18,247,342   $      182,473    $      197,227   $        -        $     (722,372)
                                               --------------   --------------    --------------   ---------------   --------------

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1988                            18,247,342   $      182,473    $      197,227   $        -        $     (722,372)

Common stock issued for cash
  between May and June, 1988 at
  $0.25 per share                                      40,000              400             9,600            -                -

Common stock issued for services
  in June, 1988 at $0.25 per share                     10,000              100             2,400            -                -

Common stock issued in settlement
  of payable to officers and directors
  in November, 1988 at $0.25 per
  share                                             1,315,485           13,155           315,717            -                -

Net (loss) for the year ended
  March 31, 1989                                       -                -                 -                 -               (49,217)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1989                            19,612,827          196,128           524,944            -              (771,589)

Common stock issued for cash
  between June and August,
  1989 at $0.10 per share                             150,000            1,500            13,500            -                -

Common stock issued for cash in
  June, 1989 at $0.25 per share                         5,442               54             1,306            -                -

Common stock issued in settlement
  of trade accounts payable in
  November, 1989 at $0.25 per share                     3,254               33               781            -                -

Common stock issued for services in
  November, 1989 at between $0.10
  and $0.25 per share                                  55,357              554             8,005            -                -

Common stock issued for natural
  resource properties in January,
  1990 at $0.25 per share                             150,000            1,500            36,000            -                -

Net (loss) for the year ended
  March 31, 1990                                       -                -                 -                 -               (53,269)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1990                            19,976,880          199,769           584,536            -              (824,858)

Common stock issued in settlement
  of trade accounts payable in
  October, 1990 at $0.10 per share                     50,000              500             4,500            -                -

Net (loss) for the year ended
  March 31, 1991                                       -                -                 -                 -               (56,875)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1991                            20,026,880   $      200,269    $      589,036   $        -        $     (881,733)
                                               --------------   --------------    --------------   ---------------   --------------

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1991                            20,026,880   $      200,269    $      589,036   $        -        $     (881,733)

Net (loss) for the year ended
  March 31, 1992                                       -                -                 -                 -               (45,995)
                                               --------------   --------------    --------------   ---------------   --------------

Balance, March 31, 1992                            20,026,880          200,269           589,036            -              (927,728)

Expenses paid on behalf of the
  Company by the shareholders                          -                -                 76,209            -                -

Payable to officers and directors
  reclassified as contributed capital
  in excess of par value                               -                -                 73,564            -                -

Net (loss) for the year ended
  March 31, 1993                                       -                -                 -                 -              (101,663)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1993                            20,026,880          200,269           738,809            -            (1,029,391)

Note payable and accrued interest
  paid on behalf of the Company by
  one of the shareholders                              -                -                 18,688            -                -

Expenses paid on behalf of the
  Company by the shareholders                          -                -                  6,618            -                -

Net (loss) for the year ended
  March 31, 1994                                       -                -                 -                 -               (19,771)
                                               --------------   --------------    --------------   ---------------   --------------

Balance, March 31, 1994                            20,026,880          200,269           764,115            -            (1,049,162)

Common stock issued for services
  valued at $0.10 per share                           120,000            1,200            10,800            -                -

Common stock issued for trade
  payables at $0.10 per share                         380,000            3,800            34,200            -                -

Common stock issued for trade
  payables in August, 1994 at par                      10,000              100            -                 -                -

Common stock issued for services
  in August, 1994 at par                              200,000            2,000            -                 -                -

Expenses paid on behalf of the
  Company by the shareholders                          -                -                  1,506            -                -

Net (loss) for the year ended
  March 31, 1995                                       -                -                 -                 -               (15,506)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1995                            20,736,880   $      207,369    $      810,621   $        -        $   (1,064,668)
                                               --------------   --------------    --------------   ---------------   --------------

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1995                            20,736,880   $      207,369    $      810,621   $        -        $   (1,064,668)

Common stock issued in settlement
  of trade accounts payable in
  March, 1996 at approximately
  $0.02 per share                                     100,000            1,000               930            -                -

Expenses paid on behalf of the
  Company by the shareholders                          -                -                  1,000            -                -

Net income for the year ended
  March 31, 1996                                       -                -                 -                 -                36,248
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1996                            20,836,880          208,369           812,551            -            (1,028,420)

Common stock issued in settlement
  of trade accounts payable in June,
  1996 at par                                         100,000            1,000            -                 -                -

Trade payables paid on behalf of the
  Company by the shareholders                          -                -                  6,500            -                -

Expenses paid on behalf of the
  Company by the shareholders                          -                -                  1,000            -                -

Net (loss) for the year ended
  March 31, 1997                                       -                -                 -                 -                (1,000)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1997                            20,936,880          209,369           820,051            -            (1,029,420)

Capital contributed to pay
 Company expenses                                      -                -                  6,823            -                -

Net loss for the year ended
 March 31, 1998                                        -                -                 -                 -                (6,823)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1998                            20,936,880          209,369           826,874            -            (1,036,243)

Net loss for the year ended
 March 31, 1999                                        -                -                 -                 -              (248,591)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 1999                            20,936,880          209,369           826,874            -            (1,284,834)

Net loss for the year ended
 March 31, 2000                                        -                -                 -                 -               (36,116)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 2000                            20,936,880   $      209,369    $      826,874   $        -        $   (1,320,950)
                                               --------------   --------------    --------------   ---------------   --------------

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)

                                                                                                                       Deficit
                                                                                                                      Accumulated
                                                        Common Stock                Capital in         Common          During the
                                               -------------------------------       Excess of          Stock          Development
                                                   Shares           Amount           Par Value       Subscriptions        Stage
                                               --------------   --------------    --------------   ---------------   --------------
Balance, March 31, 2000                            20,936,880   $      209,369    $      826,874   $        -        $   (1,320,950)

Net loss for the six months ended
 September 30, 2000 (unaudited)                        -                -                 -                 -               (19,767)
                                               --------------   --------------    --------------   ---------------   --------------
Balance, September 30, 2000 (unaudited)            20,936,880   $      209,369    $      826,874   $        -        $   (1,340,717)
                                               ==============   ==============    ==============   ===============   ==============

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                                                                         From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                For the                        For the                 Stage on
                                                            Three Months Ended            Six Months Ended             January 1,
                                                              September 30,                 September 30,            1994 Through
                                                    -------------------------------  -----------------------------    September 30,
                                                         2000             1999            2000            1999            2000
                                                    --------------   --------------  -------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $       (9,883)  $       (9,575) $     (19,766) $      (19,150) $    (1,340,716)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                          -                -              -               -                 1,273
     Expenses paid by shareholders                          -                -              -               -                93,156
     Common stock issued for services                       -                -              -               -                33,792
     Organization costs                                     -                -              -               -                  (200)
     Loss on disposal of real estate                        -                -              -               -                52,000
     Loss on disposition of assets                          -                -              -               -                 6,823
     Gain on forgiveness of debt                            -                -              -               -               (37,248)
   Changes in operating assets and liabilities:
     Increase (decrease) in trade payables                  -                -              -               -                92,916
     Increase (decrease) in notes payable                   -                -              -               -               502,175
     Increase (decrease) in accrued expenses                 9,883            9,575         19,766          19,150          206,098
                                                    --------------   --------------  -------------  --------------  ---------------
       Cash Provided (Used) by Operating
        Activities                                          -                -              -               -              (389,931)
                                                    --------------   --------------  -------------  --------------  ---------------

CASH FLOWS FORM INVESTING ACTIVITIES
   Purchase of natural resource properties                  -                -              -               -            (1,140,803)
   Proceeds from disposal of real estate                    -                -              -               -               668,000
   Claims and development costs                             -                -              -               -               (18,942)
   Proceeds from Gold Fields joint venture
    agreement                                               -                -              -               -                25,000
                                                    --------------   --------------  -------------  --------------  ---------------
       Cash Provided (Used) by Investing
        Activities                                          -                -              -               -              (466,745)
                                                    --------------   --------------  -------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                             -                -              -               -               266,160
   Proceeds from long-term debt                             -                -              -               -             1,268,138
   Payments on long-term debt                               -                -              -               -              (642,622)
   Reacquisition and cancellation of common stock           -                -              -               -               (50,000)
   Proceeds from note payable                               -                -              -               -                25,000
                                                    --------------   --------------  -------------  --------------  ---------------
       Cash Provided (Used) by Financing
        Activities                                          -                -              -               -               856,676
                                                    --------------   --------------  -------------  --------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           -                -              -               -                -

CASH AT BEGINNING OF PERIOD                                 -                -              -               -                -
                                                    --------------   --------------  -------------  --------------  ----------

CASH AT END OF PERIOD                               $       -        $       -       $      -       $       -       $        -
                                                    ==============   ==============  =============  ==============  ==========

                                       BERYLLIUM INTERNATIONAL CORPORATION
                                          (A Development Stage Company)
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                                                                         From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                For the                        For the                 Stage on
                                                            Three Months Ended            Six Months Ended             January 1,
                                                              September 30,                 September 30,            1994 Through
                                                    -------------------------------  -----------------------------    September 30,
                                                         2000             1999            2000            1999            2000
                                                    --------------   --------------  -------------  --------------  ---------------
Cash Payments For:
   Income taxes                                     $       -        $       -       $      -       $       -       $           764
   Interest                                         $       -        $       -       $      -       $       -       $        77,927

Non-Cash Financing Activities:
   Common stock issued in settlement of
      long-term debt                                $       -        $       -       $      -       $       -       $        21,833
   Common stock issued in exchange for natural
     resource properties                            $       -        $       -       $      -       $       -       $        37,500
   Common stock issued in settlement of trade
     payables                                       $       -        $       -       $      -       $       -       $        46,844
   Trade payables paid on behalf of the Company
     by the shareholders                            $       -        $       -       $      -       $       -       $         6,500
   Common stock issued in settlement of payables
     to officers and directors                      $       -        $       -       $      -       $       -       $       328,872
   Forgiveness of debt by officers an directors
     of the company                                 $       -        $       -       $      -       $       -       $        73,564
   Note payable and accrued interest paid by
     a director of the Company                      $       -        $       -       $      -       $       -       $        15,000

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 and March 31, 2000


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

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 and March 31, 2000


NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.  Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting.

               b.  Provision for Taxes

               The Company has a net operating loss carryover of approximately $1,340,000 as of September 30, 2000 which expires in full by 2020. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                                                         For the                            For the
                                                     Three Months Ended                 Six Months Ended
                                                       September 30,                      September 30,
                                             ---------------------------------   ---------------------------------
                                                    2000            1999               2000             1999
                                             ----------------  ---------------   ---------------  ----------------
               Basic loss per share:

               Numerator - net loss          $         (9,883) $        (9,575)  $       (19,766) $        (19,150)
               Denominator -
                 weighted average
                 number of shares
                 outstanding                       20,936,880       20,936,880        20,936,880        20,936,880
                                             ----------------  ---------------   ---------------  ----------------

               Loss per share                $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

               f.  Revenue Recognition

               The  Company  currently  has  no  source  of  revenues.   Revenue
               recognition policies will be determined when principal operations begin.

                       BERYLLIUM INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 and March 31, 2000


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

NOTE 5 -       NOTES PAYABLE - RELATED PARTIES

               At September 30, 2000 and 1999, notes payable to related parties consisted of the following:

                                                                                 September 30,       March 31,
                                                                                    2000                2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                                        $           37,500  $           37,500

               Note payable to a director of the Company,
                bearing interest at prime plus 4.0%,
                unsecured, past due.                                                    82,006              82,006
                                                                            ------------------  ------------------
                   Total notes payable to related parties                              119,506             119,506

                   Less: current portion                                              (119,506)           (119,506)
                                                                            ------------------  ------------------

                   Total Long-Term Debt                                     $           -       $           -
                                                                            ==================  ==================

NOTE 2 -    SUBSEQUENT EVENTS

 None

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

                                           Beryllium International Corporation
                                           Registrant


September  30, 2000                        By /s/ Gerald M. Park
                                              ---------------------------
                                              Gerald M. Park
                                              Vice-President