Form 10-K/A
period 2000-03-31
BERYLLIUM INTERNATIONAL CORP /UT/
filed 2000-11-07
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K/A

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

Statements of Operations..................................................F-5

Statements of Stockholders' Equity (Deficit)..............................F-6

Statements of Cash Flows..................................................F-11

Notes to the Financial Statements.........................................F-13

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Beryllium International Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheets of Beryllium International Corporation (a development stage company) as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998 and for the period from inception on July 10, 1985 through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beryllium International Corporation (a development stage company) as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended March 31, 2000, 1999 and 1998 and from inception on July 10, 1985 through March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in the Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
October 23, 2000

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