Form 10-K
period 2000-12-31
WALLSTREET REVIEW INC
filed 2001-07-27
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-9577

                             WALLSTREET-REVIEW, INC.
                  Formerly BERYLLIUM INTERNATIONAL CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         65-1071853
           -------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

     4701 N. Federal Highway
         Suite 370, B-9
   Lighthouse Point, Florida                                  33064
   -------------------------                                  -----
 (Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code:  (954) 784-5044

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                       Name of each exchange on
                                                      which registered
     ------------------------                   -----------------------------
              NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $0.01
                          -----------------------------
                                (Title of Class)

                     24-MONTH COMMON STOCK PURCHASE WARRANTS
                     ---------------------------------------
                                (Title of Class)

                     48-MONTH COMMON STOCK PURCHASE WARRANTS
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES: [ ] NO: [X]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On July 25, 2001, the aggregate market value of the voting and non-voting stock of Wallstreet-Review, Inc. (consisting of Common Stock par value $0.01) held by non-affiliates of the Registrant was approximately $1,309,699. Based on the average closing bid and ask prices for such Common Stock on said date as reported by NASDAQ.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 21,251,105

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

                                     PART I

ITEM 1. BUSINESS

Wallstreet-Review (formerly Beryllium International Corporation) was formed originally to engage in the acquisition and sale of interest in oil, gas, coal oil, shale and other mineral properties located principally in the Rocky Mountain region of the United States of America. However, with World decline in prices for Beryllium and intense competition from larger companies, Wallstreet-Review ceased exploring options on its mining rights September 1994. These factors caused to be unable to continue operation. Since September 1994, the registrant sought a merger candidate to provide operating capital for the future.

On November 15, 2000, the registrant completed an asset purchase transaction in which it acquired all of the assets of the privately held company, Wallstreet-Review.Net, Inc., a Florida corporation, with principal offices in Lighthouse Point, Florida. The registrant acquired those assets, and essentially the business of Wallstreet-Review.Net, Inc. in exchange for restricted common stock representing approximately fifty-five (55%) percent of the ownership interest in the registrant.

Wallstreet-Review.Net, Inc., was a company engaged in offering financial consulting services to small companies seeking to become public companies through one or more combinations with primarily in active publicly held companies, generally companies with little or no commercial operations and current in periodic reporting under the Securities Exchange Act of 1934 or otherwise. The registrant has assumed those operations and now provides clients with management assistance, participating on the boards of directors of its client companies and acquiring and retaining equity ownership in each case.

We have divested ourselves of the unpatented beryllium mining claims held due to their negative value to Wallstreet-Review. The unpatented mining claims and the liabilities associated with them were transferred to Jean Moody and Dennis Ickes in satisfaction of unpaid loans that each of them had made to the registrant. As an aspect of entering into and completing the asset acquisition transaction with Wallstreet-Review.Net, Inc., we ceased all mining related business activities and focused on providing financial consulting services with the assets and business acquired as an aspect of the acquisition transaction.

ITEM 2. PROPERTIES

Our executive offices are located at 4701 N. Federal Highway, Suite 370, B-9 Lighthouse Point, Florida 33064. The Company lease 1,350 square feet with annual rent payments of $22,400.

ITEM 3. LEGAL PROCEEDINGS

Wallstreet, at this time, has no legal proceedings in regard to its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDERS MATTERS

At the present time, our stock has limited activity. The stock is being quoted on the electronic over-the-counter bulletin board under the symbol "WALS".

Quarter Ended                      High Bid            Low Bid
-------------                      --------            -------
December 31, 2000                    7                   1
March 31, 2001                       2.06                 .40
June 30, 2001                         .46                 .09

Common Stock and Other Securities

Wallstreet-Review is authorized to issue 25,000,000 common shares, par value $0.001 per share. As of June 30, 2001, there were 21,251,105 common shares outstanding.

The holders of the common shares are entitled to one vote per share with respect to all matters on which holders of Wallstreet-Review's common shares are entitled to vote.

Holders of the common shares have the right to dividends from funds legally available therefor, when, as and if declared by the board of directors and re-entitled to share ratably, in all of the assets of

Wallstreet-Review available for distribution to holders of common shares upon liquidation, dissolution or winding up of the affairs of Wallstreet-Review.

Holders of common shares do not have preemptive, subscriptive or conversion rights.

The common shares do not have cumulative voting rights and, therefore, holders of common shares entitled to exercise more than 50% of the voting power are able to elect 100% of the directors of Wallstreet-Review. As a result, the existing shareholders of Wallstreet-Review have the power to retain control over Wallstreet-Review, despite any accumulation of common stock.

Extension of warrant's expiration dates

In 1981, the registrant issued 1,250,000 24-month common stock purchase warrants and 1,250,000 48-month common stock purchase warrants. The expiration dates of both the 24-month warrants and the 48-Month warrants have been extended from time to time by the registrant. The exercise price for the 24-month warrants is $4.00 per share, and the exercise price for the 48-month warrants is $5.33 per share. There is not now in effect a current registration statement with respect to any of the warrants. The Company chose not to extend the warrants past December 31, 2000, none of the warrants had been exercised.

ITEM 6. SELECTED FINANCIAL DATA

Balance Sheet

ASSETS
------

  Total Current Assets                                                       -
                                                                 -------------
LONG-TERM ASSETS

  Fixed assets                                                          44,350
  Less: accumulated depreciation                                        (1,189)
                                                                 -------------
TOTAL ASSETS                                                            43,161


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

   Total Liabilities                                                    23,592

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 10,166,666 shares authorized of $0.01 par value,
764,196 shares issued and outstanding                                    7,642
Capital in excess of par value                                         942,669
Deficit accumulated during the development stage                      (930,742)
                                                                 -------------
Total Stockholders' Equity (Deficit)                                    19,569
                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $      43,161
                                                                 =============

Statements of Operations

                                                                                       From
                                                                                   Inception on
                                               For the         For the               July 10,
                                             Year Ended       Year Ended           1985 Through
                                             December 31,      March 31,           December 31,
                                                2000            2000                    2000
REVENUES                                    $          -      $        -           $         -
                                            ------------      ----------           -----------
EXPENSES                                         909,838               -               909,838
                                            ------------      ----------           -----------
OTHER EXPENSES

Interest expense                                   1,137               -                 1,137

Total Other Expenses                               1,137               -                 1,137

LOSS BEFORE DISCONTINUED
OPERATIONS                                      (910,975)                             (910,975)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                      (910,975)              -              (910,975)

NET INCOME (LOSS)                           $   (930,742)              -           $  (930,742)

INCOME (LOSS) PER SHARE FROM
OPERATIONS                                  $      (6.30)     $     0.00

INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS                            (0.14)           0.00
                                            ------------      ----------

NET INCOME (LOSS) PER SHARE                 $      (6.44)          (0.00)
                                            ------------      ----------
WEIGHTED AVERAGE NUMBER
OF SHARES                                        144,660          69,802
                                            ------------      ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Demand for Wallstreet's services will be dependent on, among other things, market acceptance of the Wallstreet concept and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Wallstreet's activities will be the receipt of revenues from consulting services, Wallstreet's business operations may be adversely affected by Wallstreet's competitors and prolonged recessionary periods.

Capital and Source of Liquidity. Wallstreet requires substantial capital in order to meet our ongoing corporate obligations and in order to continue and expand its current and strategic business plans. Initial working capital had been obtained through the issuances of common stock.

For the year ended December 31, 2000, Wallstreet purchased property and equipment of $56,665 resulting in cash flows from investing activities of $56,665.

For the year ended March 31, 2000, Wallstreet purchased property and equipment of $36,347 resulting in cash flows from investing activities of $36,347.

For the year ended December 31, 2000, Wallstreet received proceeds of $1,437,000 from the issuance of common stock and other equity resulting in cash flows from financing activities of $1,437,000

For the year ended March 31, 2000, Wallstreet received proceeds of $601,300 from the issuance of common stock and other equity resulting in cash flows from financing activities of $601,300.

On a long-term basis, liquidity is dependent on establishment of operations and receipt of revenues, additional infusions of capital and debt financing. Wallstreet believes that additional capital and debt financing in the short term will allow Wallstreet to pursue its larger fundraising efforts and, with the success of those efforts, the launch of its contemplated Wallstreet channel. However, there can be no assurance that Wallstreet will be able to obtain additional equity or debt financing in the future, if at all. Revenues from current operations do not cover existing expenses.

Results of Operations. For the year ended December 31, 2000, Wallstreet had revenues of $19,674 from operations. For the year ended December 31, 2000, Wallstreet had operating expenses of $1,412,114 consisting primarily of advertising of $162,498, consulting and outside services of $497,303, dues and fees of $7,909, insurance of $12,350, office expense of $14,331, salaries and payroll taxes of $374,795, postage and delivery of $13,115, legal and professional of $38,483, printing costs of $6,314, rent of $75,300, subscriptions of $4,015, taxes and licenses of $3,642, telephone of $18,875, travel of $40,619, other general and administrative costs of $150,222.

For the year ended March 31, 2000, Wallstreet had no material revenues from operations. For the year ended December 31, 1999, Wallstreet had operating expenses of $634,783 consisting primarily of advertising of $26,971, consulting and outside services of $138,490, dues and fees of $7,759, insurance of $3,846, interest expense of $16,666, office expense of $8,547, assessments of $27,600, salaries and payroll taxes of $199,469, postage and delivery of $8,716, legal and professional of $31,511, printing costs of $7,073, rent of $59,314, repairs and maintenance of $3,637, radio/satellite airtime costs of $14,425, subscriptions of $4,015, taxes and licenses of $3,642, telephone of $14,645, travel of $22,291, other general and administrative costs of $11,600 and miscellaneous expenses of $24,656.

Plan of Operation. Wallstreet is in the development stage and has not conducted any significant operations to date or received any operating revenues. We had income of $13,394 as of the three months ended March 31, 2001. Wallstreet may experience problems, delays, expenses and difficulties sometimes encountered by an enterprise in Wallstreet's stage of development, many of which are beyond Wallstreet's control. These include, but are not limited to, unanticipated problems relating to our consulting services, employee costs, and marketing problems, additional costs and expenses that may exceed current estimates and competition.

The net proceeds from our recent equity financing will not be sufficient to complete Wallstreet's business plan. The funds received are only contemplated to continue to cover overhead and to improve Wallstreet's balance sheet, while the primary funding necessary to launch the Wallstreet channel is sought. If this primary funding is not obtained within a reasonable period of time, Wallstreet will be required to seek additional equity or debt financing to fund the costs of its operations, including continued development of our football network concept. There can be no assurance that additional financing will be available or that, if available, such financing will be on acceptable terms to enable Wallstreet to complete development of or commercialize any of its proposed products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              HJ & ASSOCIATES, LLC

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Wallstreet-Review, Inc.
(Formerly Beryllium International Corporation)
(A Developmental State Company)
Lighthouse Point, Florida

We have audited the accompanying balance sheet of Wallstreet-Review, Inc. (formerly Beryllium International Corporation) (a developmental stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 2000 and the year ended March 31, 2000, and for the period from inception on July 10, 1985 through December 31, 2000. Those financial statements are the responsibility of Wallstreet-Review's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a rest basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallstreet-Review, Inc. (formerly Beryllium International Corporation) (a developmental stage company) as of December 31, 2000 and the results of its operations and its cash flows for the nine months ended December 31, 2000, and the year ended March 31, 2000, and from inception on July 10, 1995 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Wallstreet-Review will continue as a going concern. As discussed in Note 4 to the financial statements, Wallstreet-Review is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2001

          50 South Main Street, Suite 1450 * Salt Lake City Utah 84144
               Telephone (801) 328-4408 Facsimile (801) 328-4461

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Balance Sheets

                                                                 December 31,
ASSETS                                                               2000
                                                                 ------------
CURRENT ASSETS
Cash                                                             $           -
                                                                 -------------
  Total Current Assets                                                       -
                                                                 -------------
LONG-TERM ASSETS
  Fixed assets                                                          44,350
  Less: accumulated depreciation                                        (1,189)
                                                                 -------------
TOTAL ASSETS                                                            43,161


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES
   Trade payable                                                 $      13,547
   Notes payable - related party (Note 5)                               10,045

   Total Liabilities                                                    23,592

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: 10,166,666 shares authorized of $0.01 par value,
  764,196 shares issued and outstanding                                  7,642
Capital in excess of par value                                         942,669
Deficit accumulated during the development stage                      (930,742)
                                                                 -------------
Total Stockholders' Equity (Deficit)                                    19,569
                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $      43,161
                                                                 =============

The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Statements of Operations

                                                                                       From
                                                                                   Inception on
                                               For the         For the               July 10,
                                             Year Ended       Year Ended           1985 Through
                                             December 31,      March 31,           December 31,
                                                2000            2000                    2000
REVENUES                                     $         -     $         -           $         -
                                             -----------     -----------           -----------
EXPENSES
General and administrative                        23,452               -                23,452
Salaries and benefits                            607,980               -               607,980
Lease and rental                                   4,466               -                 4,466
Acquisition costs                                272,751               -               212,751
Depreciation expense                               1,189               -                 1,189
                                             -----------     -----------           -----------
Total Expenses                                   909,838               -               909,838
                                             -----------     -----------           -----------
OTHER EXPENSES
Interest expense                                   1,137               -                 1,137

Total Other Expenses                               1,137               -                 1,137

LOSS BEFORE DISCONTINUED
OPERATIONS                                      (910,975)                             (910,975)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                      (910,975)              -              (910,975)

NET INCOME (LOSS)                            $  (930,742)              -           $  (930,742)

INCOME (LOSS) PER SHARE FROM
OPERATIONS                                   $     (6.30)    $      0.00

INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS                            (0.14)           0.00

NET INCOME (LOSS) PER SHARE                  $     (6.44)          (0.00)
                                             -----------     -----------
WEIGHTED AVERAGE NUMBER
OF SHARES                                        144,660          69,802
                                             -----------     -----------

The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

                                                                                      Deficit
                                                                                     Accumulated
                                                                      Capital in      During the
                                        Common Stock                  Excess of      Development
                                     Shares        Amount             Par Value        Stage
                                     ------------------------------------------------------------
Balance, March 31, 2000              69,802       $    699          $   (285,406)    $       -

Capital contributed to pay
  company expenses                                                         5,980

Stock options issued for notes
 payable                                                                 303,287

Stock options issued for
 past services valued at $3.00
 per share                            5,000             50                14,950

Common stock issued to
 acquire Wallstreet-Review
 valued at $3.00 per share           90,917            909               217,842

Stock issued for website                                                  40,000

Common stock issued for
 compensation valued at $1.00
 per share                           48,000            480                47,520

Common stock issued for options
 exercised                          550,000          5,500                     -

Fractional shares issued in
 reverse merger                         477              4                    (4)

Loss for year ended
 December 31, 2000                        -              -                     -      (930,742)
                                    -------       --------          ------------     ---------
Balance, December 31, 2000          764,196       $  7,642          $    942,669     $(930,742)
                                    =======       ========          ============     =========

The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Statements of Cash Flows (Continued)

                                                                                       From
                                                                                   Inception on
                                               For the         For the               July 10,
                                             Year Ended       Year Ended           1985 Through
                                             December 31,      March 31,           December 31,
                                                2000            2000                    2000
                                            ---------------------------------------------------
Net income (loss)                          $    (930,742)     $  (36,116)        $   (2,251,692)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Depreciation and amortization                    1,189               -                  2,461
  Expenses paid by shareholders                    5,980               -                 99,136
  Common stock issued for services               607,500               -                641,292
  Common stock issued for debt                     5,500               -                  5,500
  Organization costs                             272,751               -                272,551
  Loss on disposal of real estate                      -               -                 52,000
  Loss on disposition of assets                        -               -                  6,823
  Gain on forgiveness of debt                          -               -                (37,248)
Changes in operating assets and liabilities:
  Increase (decrease) in trade payables           11,222           1,437                104,139
  Increase (decrease) in notes payable                 -               -                402,436
  Increase (decrease) in accrued expenses         20,905          34,679                187,470
                                           -------------      ----------         --------------
  Cash Provided (Used) by Operating
    Activities                                    (5,695)              -               (515,132)
                                           -------------      ----------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                          (4,350)              -                 (4,350)
Purchase of natural resource properties                -               -             (1,140,803)
Proceeds from disposal of real estate                  -               -               (642,622)
Reacquisition and cancellation of common
  stock                                                -               -                (50,000)
Proceeds from note payable-related party          10,045               -                144,551
                                           -------------      ----------         --------------
  Cash Provided (Used) by Operating
    Activities                                    10,045               -                986,227

NET INCREASE (DECREASE IN CASH AND
 CASH EQUIVALENTS

CASH AT BEGINNING OF PERIOD                            -               -                      -
                                           -------------      ----------         --------------
CAST AT END OF PERIOD                      $           -      $        -         $            -
                                           =============      ==========         ==============

The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Statements of Cash Flows (Continued)

                                                                                       From
                                                                                   Inception on
                                               For the         For the               July 10,
                                             Year Ended       Year Ended           1985 Through
                                             December 31,      March 31,           December 31,
                                                2000            2000                    2000
                                            ---------------------------------------------------
CASH PAYMENTS FOR:
  Income taxes                              $        -       $         -         $        764
  Interest                                  $        -       $         -         $     77,927

NON-CASH FINANCING ACTIVITIES

Common stock issued in settlement of
  Long term debt                            $    5,500       $         -         $     27,333
Common stock issued in exchange for
 Natural resource properties                $                $                   $     37,500
Common stock issued in settlement of
 Trade payables                             $                $                   $     46,844
Trade payables paid on behalf of the
 Company by the shareholders                $                $                   $      6,500
Common stock issued in settlement of
 Payables to officers and directors         $                $                   $    328,872
Forgiveness of debt by officers and
 Directors of Wallstreet-Review             $                $                   $     73,564
Note payable and accrued interest paid
 By a director of Wallstreet-Review         $                $                   $     15,000
Common stock issued for services            $  607,500       $                   $    607,500
Common stock issued for organization
 Expenses                                   $  272,751       $                   $    272,751

The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(a Development Stage Company)
Notes to the Financial Statements
December 31, and March 31, 2000


NOTE 1 - ACQUISITION OF MOODY BERYLLIUM CORPORATION

On December 20,l985, pursuant to an acquisition and merger agreement, Emery Energy, Inc. (Emery) acquired all of the common stock of Moody Beryllium Corporation (Moody), a company that was organized July 10, 1985 to hold 'interests in, explore, and develop natural resource properties, in exchange for 13,870,880 shares of Emery's common stock, On that date, 3,500,000 shares were issued to the Moody shareholders with the remaining 10,370,880 shares to be issued subsequent to Emery's obtaining shareholder approval to increase the number of authorized shares. On December 19, 1986, Emery held its annual meeting and increased the authorized common stock from 10,000,000 to 50,000,000 shares.

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

The operating results of the new entity (Wallstreet-Review) reflect the development stage activities of Moody from incorporation on July 10, 1985 through March 31, 1997 and Emery from the date of the combination through August 1, 1986, the date on which the net assets of Emery were transferred to its principal shareholder via a transfer of H&H's common stock. The subsidiaries were dissolved in 1992.

On November 15, 2000, pursuant to an acquisition and merger agreement, Beryllium International Corporation (Beryllium) acquired all the assets of Wallstreet-Review.Net, Inc. (WSRN), a company that was organized to offer financial consulting services to small companies seeking to become public companies through one or more combinations with primarily inactive publically held companies, in exchange for 108,334 shares of Beryllium common stock. On October 26, 2000, 90,917 shares were issued to the WSRN shareholders with the remaining 17,417 shares issued on December 7, 2000.

Because the shares issued in the acquisition of WSRN represented 55% of the then outstanding shares of Beryllium, WSRN was deemed, for financial reporting purposes only, to have acquired Beryllium. Accordingly, the acquisition of Beryllium by WSRN at a cost of $272,751,20 based on the fair market value of the stock given, because it is more readily determinable than the value of the assets acquired. Wallstreet-Review has divested itself of the unpatented beryllium mining claims held due to their negative value to Wallstreet-Review. As an aspect of entering into and completing the asset acquisition transaction with Wallstreet-Review.Net, Inc., Wallstreet-Review ceased all mining related business activities and focused on providing financial consulting services with the assets and business acquired as an aspect of the acquisition transaction.

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Notes to the Financial Statements
December 31, and March 31, 2000


NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Emery was incorporated on February 17,1972 in the State of Utah. The principal business of Emery, in conjunction with H&H, was acquisition, operation, and sales of interests in oil and gas, coal, and other mineral properties located principally in the Rocky Mountain region.

Moody (a development stage company) was incorporated in the State of Utah on July 10, 1985. Moody was merged into La Jolla Energy Resources, Inc., an inactive wholly-owned subsidiary of Emery, on March 28, 1986. La Jolla then changed its name to Moody. The principal business of Moody was to explore and develop natural resource properties. During the year ended March 31, 1992, Moody Corporation was dissolved. On December 19, 1986, Wallstreet-Review changed its name to Beryllium International Corporation.

Wallstreet-Review.Net, Inc. (a development stage company) was incorporated in the State of Florida on June 18, 1999. Wallstreet-Review.Net was merged into Beryllium International Corporation. Wallstreet-Review had no operations in 1999. The acquisition was accounted for as a recapitalization of Wallstreet because the shareholders of Wallstreet controlled Beryllium after the acquisition. Wallstreet was treated as the acquiring entity for accounting purposes and Beryllium was the surviving entity for legal purposes. On November 15, 2000, Wallstreet-Review changed its name to Wallstreet-Review, Inc. Wallstreet-Review has elected to change the year end from March 31 to December 31 and its domicile from the State of Utah to the State of Florida. On November 1, 2000, Beryllium held a special shareholders meeting and increased the authorized common stock from 166,666 to 10,166,666 post-split shares.

In addition, Wallstreet-Review's Board of Directors determined to reverse-split Wallstreet-Review's common stock, one share of post-reverse split stock in exchange for 300 shares of pre-reverse split stock and to change
Wallstreet-Review's trading symbol on the Over-The-Counter Market (OTC) from BERY to WALS.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

Wallstreet-Review's financial statements are prepared using the accrual method of accounting.

b. Provision for Taxes

Wallstreet-Review has a net operating loss carryover of approximately $1,031,000 as of December 31, 2000 which expires in full by 2020. The potential tax benefit has been offset by a valuation allowance for the same amount.

c. Cash Equivalents

Wallstreet-Review considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Notes to the Financial Statements
December 31, and March 31, 2000

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock Outstanding during the period.

                                            December 31,       March 31,
                                               2000             2000
                                           ------------        ---------
Loss per share-

Numerator - net loss from operations        $ (910,975)        $    0.00
Denominator - weighted average
number of shares outstanding                   144,660             9,802
                                            ----------         ---------
Loss per share from operations              $    (6.30)        $   (0.00)

Numerator - net loss from discontinued
Operations                                  $  (19,767)        $ (36,116)
Denominator - weighted average
number of shares outstanding                   144,660            69,802
Loss per share from discontinued
Operations                                  $    (0.14)            (0.52)

Total loss per share                        $    (6.44)        $   (0.52)

f.  Revenue Recognition

Wallstreet-Review currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

g. Fixed Assets

Fixed assets are stated at cost - Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the assets are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed on the straight-line basis. The lives which the fixed assets are depreciated over range from 3 to 5 years.

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Notes to the Financial Statements
December 31, and March 31, 2000

NOTE 4 - GOING CONCERN

Wallstreet-Review's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Wallstreet-Review has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek out and consummate a merger with an existing, operating company.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2000 and March 31, 2000, notes payable to related parties consisted of the following:

                                              December 31,     March 31,
                                                 2000            2000
                                              -----------    -----------
Note payable to a director of Wallstreet-Review,
bearing interest at prime plus 4.0%,
unsecured, past due.                          $                $  37,500

Note payable to a director of Wallstreet-Review,
bearing interest at prime plus 4.0%,
unsecured, past due.                                              82,006

Note payable to directors of Wallstreet-Review,
non-interest bearing                          $ 10,045                 -


Total notes payable to related parties          10,045           119,506

Less: current portion                           10,045          (119,500)

Total Long-Term Debt                          $      -         $       -


NOTE 6 - DILUTIVE INSTRUMENTS

a. Stock Options

The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretation in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                                                  For the        For the
                                                Year Ended    Year Ended
                                                December 31,   March 31,
                                                   2000          2000
                                                ------------  ------------
Net loss:
As reported                                  $   (929,703)     $ (36,116)
Pro Forma                                                        (36,116)

Net loss per share
As reported                                  $      (0.05)     $   (0.00)
Pro Forma                                                          (0.00)

The Company has granted the following options as of December 31, 2000

                    Date of   Exercise   Exercise    Amount   Expiration
Description         Grant      Number     Price     Exercised    Date
-----------         -----      ------     -----     ---------    ----
Employee           10-10-00   190,000      $0.01                10-01-01
Employee           10-10-00    98,000      $0.01        -       10-01-01
Officer            10-10-00   200,000      $0.01     200,000
Officer            11-13-00   150,000      $0.01     150,000
Officer            11-01-00   200,000      $0.01     200,000
                              -------
                              838,000

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Notes to the Financial Statements
 December 31, and March 31, 2000


NOTE 7 - DILUTED INSTRUMENTS (Continued)

On October 10, 2000, the company issued options to Jean Moody to purchase 190,000 shares of common stock at $0.01 per share for a note payable valued at $99,221.

On October 10, 2000, the Company issued options to R. Dennis Ickes to purchase 98,000 shares of common stock at $0.01 per share for a note payable valued at $204,065.

On October 10, 2000, the Company issued options to Matthew Dwyer to purchase 200,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $198,000 was recognized. These options were exercised on December 7, 2000.

On November 13, 2000, the Company issued options to Richard Houraney to purchase 150,000 shares of common stock at $0.0l per share, which were valued at$1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $148,500 was recognized. These options were exercised on December 7, 2000.

On November 1, 2000, the Company issued options to Peter Nardangeli to purchase 200,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $198,000 was recognized. These options were exercised on December 7, 2000.

NOTE 8 - SUBSEQUENT EVENTS

Issuance of Stock

On January 23, 2001, four million shares of common stock were issued to complete the purchase of the website. At December 31, 2000 the shares of stock had been authorized, but not issued. The value of the website is $40,000.

Acquisition

On February 22, 200l, the Company issued 7,692,308 shares of common stock to purchase a four hundred acre leasehold estate from Vance Energy, Ltd., a Belize corporation, valued at $5,000,000. In addition, 8,523,434 shares were issued to fulfill the anti-dilution clause associated with the contract to purchase the website. The Company then formed WSR Energy Resources, Inc., a wholly-owned subsidiary, to hold the asset.

In June, WSR Energy Resources, Inc. sold the property to Spencer Restaurants, Inc. for a combination of cash, notes and stock. Wallstreet-Review, Inc. and Spencer Restaurants, Inc. are negotiating the terms of the acquisition.

NOTE 9 - DISCONTINUED OPERATIONS

Effective November 15, 2000, Wallstreet-Review elected to discontinue its mining operations and concentrate solely on offering consulting services to small businesses. The following is a summary of the loss from discontinued operations resulting from the elimination of the mining segment of Wallstreet-Review. The financial statements have been retroactively restated to reflect this event.

                                                December 31,   March 31,
                                                   2000          2000

REVENUES                                        $        -     $       -

EXPENSES

General and administrative                                         1,437
Total Expenses                                                    (1,437)
OTHER INCOME (EXPENSES)
 Interest expense                                  (19,767)      (34,679)

 Total Other Income (Expenses)                     (19,767)      (34,679)

NET INCOME (LOSS)                                  (19,767)      (36,116)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        CURRENT MANAGEMENT

        The table below sets forth the name, age, and position of each current director and executive officer.

                              DIRECTOR OR                     WITH COMPANY
NAME                  AGE     POSITIONS                       SINCE
----                  ---     ---------                       -----
Matthew P. Dwyer      36      Chief Executive Officer/        Nov. 2000
                              Director                        to present

Peter Nardangeli      45      President/Chief                 Nov. 2000
                              Financial/Director              to present

Gerald M. Park        69      Director                        Nov. 2000
                                                              to present

R. Dennis Ickes       57      Director                        Nov. 2000
                                                              to present

Richard Houraney      51      Director                        Nov. 2000
                                                              to present

Jeff Daly             47      Vice President/                 Jun. 2001
                              Secretary                       to present

Resumes -

Matthew P. Dwyer, is CEO and Director of Wallstreet-Review, Inc and WSR Energy Resources, Inc. Prior to this Mr. Dwyer formed Wallstreet-Review.Net, Inc. His duties included raising private investment, client acquisition and establishing the company as a publicly traded firm on the OTCBB through a reverse merger with an existing public company.

Mr. Dwyer has over 15 years experience in the securities industry as a consultant, and as a licensed stockbroker holding a series 7 and 63 license.

While a licensed stockbroker his duties included building a client base and servicing his clients' financial objectives. As a private consultant specializing in Small Cap Companies, Mr. Dwyer's expertise featured reverse mergers, financing (private placements and bridge loans), and market support (adding market makers). He was also instrumental in developing broker support for clients by introducing their companies to the financial community while overseeing shareholder relations, expanding his client companies' existing shareholder bases while improving relations with existing shareholders, and those of corporate acquisitions.

Peter Nardangeli, C.A., B.Sc. is the President, Chief Financial Officer, and Director of Wallstreet-Review and WSR Energy Resources, Inc. Mr. Nardangeli is also the current CEO and a shareholder of a Coatings company having acquired the company in June 1997. The company is internationally known and specializes in environmentally friendly coatings for the gas, marine, mining, oil, pulp and paper industries. It's applications and services are utilized for ground support, reducing abrasion and corrosion, water and gas proofing as well as for general protective purposes. Mr. Nardangeli joined an international environmental services company as CFO having senior financial responsibilities for operations located in Ontario, Quebec, British Columbia and New York State. Mr. Nardangeli also assisted the company to go public. He went on to become General Manager responsible for transport and processing facilities for six locations in Southern Ontario. Mr. Nardangeli also became a Director of all subsidiary companies of the Corporation.

Previously a CFO in an investment company Mr. Nardangeli managed businesses relating to real estate, property development, manufacturing, waste management, quarries and food services.

Gerald M. Park, Is a Director of Wallstreet-Review, Inc. and a former Officer and Director of Beryllium International Corporation. Mr. Park has a Masters Degree Mineralogy and Geochemistry University of Utah 1968. Active international geological consultant in natural resources industry, i.e. hardrock and precious metals, coal, uranium and industrial minerals for more than 30 yr. Regional geologist The Anaconda Company, Westinghouse Electric, El Paso Natural Gas. Vice President, director Beryllium International since 1986.

R. Dennis Ickes, is a Director of Wallstreet-Review, Inc. and a former Officer and Director of Beryllium International, Corporation. MR. Ickes is an attorney and a businessman. He is a native of Page, Nebraska who was educated at the University of Nebraska in pre-veterinary medicine, at Brigham Young University in political science and public administration and at the University of Utah in law. Mr. Ickes served as a trial attorney and as a director in the United States Department of Justice and as deputy under secretary of the Interior in the administrations of President Richard M. Nixon and President Gerald Ford.

From 1977 to the present Mr. Ickes has practiced law in Salt Lake City, Utah where he has represented clients primarily in the oil, natural gas, and agricultural resources industries. In addition, he has represented Indian tribes and those who do business with Indian tribes in all aspects of their business.

As a businessman, Mr. Ickes founded Great Basin Industries, a mining company. He has served on the boards of directors of several companies that are in the natural resource and in the Internet industries. Mr. Ickes has served on board of Beryllium International Corporation and its predecessor since 1982. Mr. Ickes has also served on a number of local, national and international charitable organizations.

Richard Houraney, is a Director and former Secretary of Wallstreet-Review, Inc. Mr. Houraney had been a principal of Wallstreet-Review.Net, Inc. from inception and was instrumental in the managing and marketing of the Company. Mr. Houraney is a consultant and technical advisor to American Dream Enterprises.

Jeff Daly, is the Vice President and Secretary of Wallstreet-Review, Inc. and Vice President, Secretary and Director of WSR Energy Resources, Inc. Mr. Daly has extensive business expertise developed through over two decades of entrepreneurship, executive management and consulting. In addition to owning and operating five businesses, Mr. Daly was Executive Vice President for a national direct marketing firm before becoming an independent marketing and Internet consultant for five years. During the explosive growth of the Internet, Mr. Daly gained valuable securities experience working for a technology incubating venture capital firm. Prior to joining Wallstreet-Review, Mr. Daly traveled extensively operating at the CEO and boardroom level as an Executive Consultant for one of the largest and most prestigious management-consulting firms in the world.

Mr. Daly's many capabilities include experience in management, sales, administration, acquisitions, analysis, business development, financing and technology.

Prior to his business career, Mr. Daly was an award-winning investigative reporter and magazine editor.

ITEM 11. EXECUTIVE COMPENSATION

During the last twelve months, the following compensation has been paid to the executive officers

                                   Annual Compensation                    Awards               Payouts
                              ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position     Year   Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Matthew P. Dwyer      2000                            20,000                   200,000/$0.01                220,000
  CEO

Peter Nargangeli      2000                            18,000                                                218,000
  CFO

Richard Houraney      2000                            10,000                   160,000
  SEC

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The registrant is authorized to issue 25,000,000 shares of common stock, par value $0.01, of which 764,196 were issued and outstanding at the close of business on December 31, 2000. Each share of common stock is entitled to one vote.

The following table sets forth, as of December 31, 2000, the number of shares of the Registrant's common stock, par value $0.01, held of record or beneficially by each person who was known by the Registrant to own beneficially 5% or more, share holdings of each officer, director, and nominee, and all officers and directors as a group. Each person listed holds sole voting and investing power over the shares shown as being beneficially owned by such person.

NAME OF
BENEFICIAL OWNER                         NUMBER OF             PERCENT OF
PRINCIPAL SHAREHOLDERS                   SHARES                  CLASS
-------------------                        ---                   -----
Matthew P. Dwyer*                         200,500                26.2%
Peter Nardangeli                          218,500                28.5%
Richard Houraney                          160,000                20.9%
Wallstreet-Review.Net, Inc.*              108,333                14.1%

*Matthew P. Dwyer is the president and sole director of Wallstreet-Review.Net, Inc.

OFFICERS AND DIRECTORS
----------------------
Matthew P. Dwyer                          see above
Peter Nardangeli                          see above
Richard Houraney                          see above
Gerald M. Park                              6,893                  *
R. Dennis Ickes                             7,496                  *
R. Dennis Ickes and Susan
  Marriott Ickes                              334                  *

All officers and directors
as a group six (6) persons                702,056                89.7%
                                       -----------
* Less than 1%

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2000 and March 31, 2000, notes payable to related parties consisted of the following:

                                              December 31,     March 31,
                                                 2000            2000
                                              -----------    -----------
Note payable to a director of Wallstreet-Review,
bearing interest at prime plus 4.0%,
unsecured, past due.                          $                $  37,500

Note payable to a director of Wallstreet-Review,
bearing interest at prime plus 4.0%,
unsecured, past due.                                              82,006

Note payable to directors of Wallstreet-Review,
non-interest bearing                           $10,045                 -


Total notes payable to related parties          10,045           119,506

Less: current portion                           10,045          (119,500)

Total Long-Term Debt                          $      -         $       -

On October 10, 2000, Wallstreet-Review issued options to Jean Moody to purchase 190,000 shares of common stock at $0.01 per share for a note payable valued at $99,221.

On October 10, 2000, Wallstreet-Review issued options to R. Dennis Ickes to purchase 98,000 shares of common stock at $0.01 per share for a note payable valued at $204,065.

On October 10, 2000, Wallstreet-Review issued options to Matthew Dwyer to purchase 200,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $198,000 was recognized. These options were exercised on December 7, 2000.

On November 1, 2000, the Company issued options to Peter Nardangeli to purchase 200,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $198,000 was recognized. These options were exercised on December 7, 2000.

On November 13, 2000, the Company issued options to Richard Houraney to purchase 150,000 shares of common stock at $0.0l per share, which were valued at$1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $148,500 was recognized. These options were exercised on December 7, 2000.

During the year ended December 31, 2000, Wallstreet-Review entered into an agreement to purchase the URL address from Matthew P. Dwyer for 4,000,000 shares of restricted common stock. At December 31, 2000, the shares of stock had been authorized, but not issued. The value of the website is $40,000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 Wallstreet-Review, Inc.
                                 Registrant

July 26, 2001                    By  /s/ Peter Nardangeli
                                 ----------------------------
                                 Peter Nardangeli
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Matthew P. Dwyer             July 26, 2001
----------------------
Matthew P. Dwyer
Chief Executive Officer
Director

/s/Peter Nardangeli             July 26, 2001
----------------------
Chief Financial Officer
Controller
Director

/s/Gerald M. Park               July 26, 2001
----------------------
Gerald M. Park

/s/R. Dennis Ickes              July 26, 2001
----------------------
R. Dennis Ickes

/s/Richard Houraney             July 26, 2001
----------------------
Richard Houraney

/s/Jeff Daly                    July 26, 2001
----------------------
Jeff Daly