Form 10-Q
period 2001-03-31
WALLSTREET REVIEW INC
filed 2001-08-02
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

                      For the Quarter ended March 31, 2001

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

21,251,105 common shares were outstanding as of March 31, 2001.

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                      March 31, 2001 and December 31, 2000

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                     $                -  $                -
   Accounts receivable                                                                  27,018                   -
                                                                            ------------------  ------------------

     Total Current Assets                                                               27,018                   -
                                                                            ------------------  ------------------

LONG-TERM ASSETS
   Land                                                                              5,000,000                   -
   Fixed assets                                                                         44,514              44,350
   Less: accumulated depreciation                                                       (4,741)             (1,189)
                                                                            ------------------  ------------------

     Total Long-Term Assets                                                          5,039,773              43,161
                                                                            ------------------  ------------------

OTHER ASSETS                                                                            21,285                   -

   Less: allowance for doubtful accounts                                               (17,460)                  -
                                                                            ------------------  ------------------

     Total Other Assets                                                                  3,825                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $        5,070,616  $           43,161
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  March 31,           December 31,
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES
   Trade payable                                                            $           27,396  $           13,547
   Notes payable - related party (Note 5)                                               31,342              10,045
   Accrued expenses                                                                    120,000              -
   Interest payable                                                                        627              -
                                                                            ------------------  ------------------
     Total Liabilities                                                                 179,365              23,592
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: 25,000,000 shares authorized of $0.01
    par value, 21,251,105 shares issued and outstanding                                212,511               7,642
   Capital in excess of par value                                                   11,925,052             942,669
   Deficit accumulated during the development stage                                 (7,246,312)           (930,742)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                            4,891,251              19,569
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $        5,070,616  $           43,161
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                     From
                                                                      For the                    Inception on
                                                                  Three Months Ended                June 18,
                                                                      March 31,                  1999 Through
                                                        --------------------------------------      March 31,
                                                              2001                 2000                2001
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           49,900  $                -  $           49,900
                                                        ------------------  ------------------  ------------------

EXPENSES
   General and administrative                                      239,981               1,437             263,433
   Salaries and benefits                                         6,091,004                   -           6,698,984
   Lease and rental                                                  6,445                   -              10,911
   Acquisition costs                                                23,861                   -             296,612
   Depreciation expense                                              3,552                   -               4,741
                                                        ------------------  ------------------  ------------------

     Total Expenses                                              6,364,843               1,437           7,274,681
                                                        ------------------  ------------------  ------------------

OTHER EXPENSES
   Interest expense                                                    627               8,670               1,764
                                                        ------------------  ------------------  ------------------

     Total Other Expenses                                              627               8,670               1,764
                                                        ------------------  ------------------  ------------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                     (6,365,470)            (10,107)         (7,276,445)
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                                              -                   -             (19,767)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $       (6,315,570) $          (10,107) $       (7,246,312)
                                                        ==================  ==================  ==================


NET INCOME (LOSS) PER SHARE                             $            (0.61) $            (0.14)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER
 OF SHARES                                                      10,326,070              69,802
                                                        ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                 Common Stock                     Capital in        During the
                                     -------------------------------------         Excess of        Development
                                         Shares                 Amount             Par Value           Stage
                                     -----------------  ------------------  ------------------  ------------------
Balance, March 31, 2000                         69,802  $              699  $         (285,406) $                -

Capital contributed to pay
 Company expenses                                    -                   -               5,980                   -

Stock options issued for notes
 payable                                             -                   -             303,287                   -

Stock options issued for
 employment agreement                                -                   -             544,500                   -

Common stock issued for
 past services valued at $3.00
 per share                                       5,000                  50              14,950                   -

Common stock issued to
 acquire Wallstreet Review
 valued at $3.00 per share                      90,917                 909             271,842                   -

Stock issued for website                             -                   -              40,000                   -

Common stock issued for
 compensation valued at $1.00
 per share                                      48,000                 480              47,520                   -

Common stock issued for options
 exercised                                     550,000               5,500                   -                   -

Fractional shares issued in
 reverse merger                                    477                   4                  (4)                  -

Loss for year ended
 December 31, 2000                                   -                   -                   -            (930,742)
                                     -----------------  ------------------  ------------------  ------------------
Balance, December 31, 2000                     764,196  $            7,642  $          942,669  $         (930,742)
                                     -----------------  ------------------  ------------------  ------------------

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                 Common Stock                     Capital in        During the
                                     -------------------------------------         Excess of        Development
                                         Shares                 Amount             Par Value           Stage
                                     -----------------  ------------------  ------------------  ------------------
Balance, December 31, 2000                     764,196  $            7,642  $          942,669  $         (930,742)

Stock issued for website                     4,000,000              40,000             (40,000)                  -

Stock issued to complete
 purchase of Wallstreet-
 Review valued at $1.37 per
 share                                          17,417                 174              23,687                   -

Stock issued for land valued
 at $0.65 per share                          7,692,308              76,923           4,923,077                   -

Stock issued for services at
 $0.53 per share                                 3,750                  38               1,950                   -

Stock issued per antidilusion
 clause valued at $0.70 per
 share                                       8,523,434              85,234           5,881,169                   -

Stock issued for services
 valued at $0.78 per share                     250,000               2,500             192,500                   -

Loss for the three months ended
 March 31, 2001 (unaudited)                          -                   -                   -          (6,315,570)
                                     -----------------  ------------------  ------------------  ------------------
Balance, March 31, 2001
 (unaudited)                                21,251,105  $          212,511  $       11,925,052  $       (7,246,312)
                                     =================  ==================  ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From
                                                                          For the                 Inception on
                                                                     Three Months Ended              June 18,
                                                                           March 31,               1999 Through
                                                               ---------------------------------    March 31,
                                                                     2001             2000              2001
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $    (6,315,570)  $       (10,107) $     (8,567,262)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                       3,552            -                  6,013
     Expenses paid by shareholders                                      -                 -                 99,136
     Common stock issued for services                                6,187,253            -              6,828,545
     Common stock issued for debt                                       -                 -                  5,500
     Common stock issued for assets                                  5,000,000            -              5,000,000
     Organization costs                                                 -                 -                272,551
     Loss on disposal of real estate                                    -                 -                 52,000
     Loss on disposition of assets                                      -                 -                  6,823
     Gain on forgiveness of debt                                        -                 -                (37,248)
   Changes in operating assets and liabilities:

     Increase (decrease) in trade payables                              10,026             1,437           114,165
     Increase (decrease) in notes payable                                3,823            -                406,259
     Increase (decrease) in accrued expenses                           120,626             8,670           308,096
     (Increase) decrease in accounts receivable                        (27,018)           -                (27,018)
     (Increase) decrease in prepaid expenses                            (3,825)           -                 (3,825)
                                                               ---------------   ---------------  ----------------
       Cash Provided (Used) by Operating Activities                  4,978,867            -              4,463,735
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                               (164)           -                 (4,514)
   Purchase of natural resource properties                          (5,000,000)           -             (6,140,803)
   Proceeds from disposal of real estate                                -                 -                668,000
   Claims and development costs                                         -                 -                (18,942)
   Proceeds from Gold Fields joint venture agreement                    -                 -                 25,000
                                                               ---------------   ---------------  ----------------
       Cash Provided (Used) by Investing Activities                 (5,000,164)           -             (5,471,259)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                                         -                 -                266,160
   Proceeds from long-term debt                                         -                 -              1,268,138
   Payments on long-term debt                                           -                 -               (642,622)
   Reacquisition and cancellation of common stock                       -                 -                (50,000)
   Proceeds from note payable - related party                           21,297            -                165,848
                                                               ---------------   ---------------  ----------------
       Cash Provided (Used) by Financing Activities            $        21,297   $        -       $      1,007,524
                                                               ---------------   ---------------  ----------------

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From
                                                                          For the                 Inception on
                                                                     Three Months Ended              June 18,
                                                                           March 31,               1999 Through
                                                               ---------------------------------    March 31,
                                                                  2001               2000              2001
                                                               ---------------   ---------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              $        -        $        -       $         -

CASH AT BEGINNING OF PERIOD                                             -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH AT END OF PERIOD                                          $        -        $        -       $         -
                                                               ===============   ===============  ================

CASH PAYMENTS FOR:
   Income taxes                                                $        -        $        -       $            764
   Interest                                                    $        -        $        -       $         77,927

NON-CASH FINANCING ACTIVITIES:
   Common stock issued in settlement of
     long-term debt                                            $        -        $        -       $         27,333
   Common stock issued in exchange for
     natural resource properties                               $     5,000,000   $        -       $      5,037,500
   Common stock issued in settlement of
     trade payables                                            $        -        $        -       $         46,844
   Trade payables paid on behalf of the
     Company by the shareholders                               $        -        $        -       $          6,500
   Common stock issued in settlement of
     payables to officers and directors                        $        -        $        -       $        328,872
   Forgiveness of debt by officers and
     directors of the Company                                  $        -        $        -       $         73,564
   Note payable and accrued interest paid
     by a director of the Company                              $        -        $        -       $         15,000
   Common stock issued for services                            $     6,187,253   $        -       $      6,794,753
   Common stock issued for organization expenses               $        -        $        -       $        272,751

              The accompanying notes are an integral part of these
                             financial statements.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

         Because the shares issued in the acquisition of WSRN represented 55% of the then outstanding shares of Beryllium, WSRN was deemed, for financial reporting purposes only, to have acquired Beryllium. Accordingly, the acquisition of Beryllium by WSRN at a cost of $272,751.20 based on the fair market value of the stock given, because it is more readily determinable than the value of the assets acquired. The Company has divested itself of the unpatented beryllium mining claims held due to their negative value to the Company. As an aspect of entering into and completing the asset acquisition transaction with Wallstreet-Review.Net, Inc., the Company ceased all mining related business activities and focused on providing financial consulting services with the assets and business acquired as an aspect of the acquisition transaction.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

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

         On December 19, 1986, the Company changed its name to Beryllium International Corporation.

         Wallstreet-Review.Net (Wallstreet) (a development stage company) was incorporated in the State of Florida on June 18, 1999. On October 15, 2000, Wallstreet was merged into Beryllium International Corporation. Wallstreet had no operations in 1999. The acquisition was accounted for as a recapitalization of Wallstreet because the shareholders of Wallstreet controlled Beryllium after the acquisition. Wallstreet was treated as the acquiring entity for accounting purposes and Beryllium was the surviving entity for legal purposes. On November 15, 2000, the Company changed its name to Wallstreet-Review, Inc. The Company has elected to change the year end from March 31 to December 31 and its domicile from the State of Utah to the State of Florida. On November 1, 2000, Beryllium held a special shareholders meeting and increased the authorized common stock from 166,666 to 10,166,666 post-split shares.

         In addition, the Company's Board of Directors determined to reverse-split the Company's common stock, one share of post-reverse split stock in exchange for 300 shares of pre-reverse split stock and to change the Company's trading symbol on the Over-The-Counter Market
         (OTC) from BERY to WALS.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting.

         b. Provision for Taxes

         The Company has a net operating loss carryover of approximately $7,250,000 as of March 31, 2001 which expires in full by 2021. The potential tax benefit has been offset by a valuation allowance for the same amount.

         c. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Loss Per Share

         Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                         March 31,
                                           ------------------------------------
                                                  2001              2000
                                           ------------------  ----------------
          Loss per share:
          Numerator - net loss             $       (6,315,570) $       (10,107)
          Denominator - weighted average
            number of shares outstanding           10,326,070            69,802
                                           ------------------  ----------------
          Loss per share                   $            (0.61) $          (0.14)
                                           ==================  ================


         f. Revenue Recognition

         The  Company  currently  has  minimal  sources  of  revenues.   Revenue
         recognition policies will be determined when principal operations begin.

         g. Fixed Assets

         Fixed assets are stated at cost. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the assets are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed on the straight-line basis. The lives which the fixed assets are depreciated over range from 3 to 5 years.

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

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

         At March 31, 2001 and 2000, notes payable to related parties consisted of the following:

                                                                        March 31,
                                                          ------------------------------------
                                                                 2001              2000
                                                          ------------------  ----------------
         Note payable to a director of the Company,
          bearing interest at prime plus 4.0%,
          unsecured, past due.                            $           -       $         37,500

         Note payable to a director of the Company,
          bearing interest at prime plus 4.0%,
          unsecured, past due.                                        -                 82,006

         Note payable to directors of the Company,
          at 8.0%, unsecured                                          31,342            -
                                                          ------------------  ----------------
                Total notes payable to related parties                31,342           119,506

                Less: current portion                                (31,342)         (119,506)
                                                          ------------------  ----------------
                Total Long-Term Debt                      $           -       $         -
                                                          ==================  =================

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 6 - DILUTIVE INSTRUMENTS

         a. Stock Options

         The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                                                       For the
                                                  Three Months Ended
                                                       March 31,
                                        -------------------------------------
                                              2001               2000
                                        ------------------  -----------------
               Net loss:
                   As reported          $       (6,315,570) $         (10,107)
                   Pro Forma                        -                 (10,107)

               Net loss per share:
                   As reported          $            (0.61) $           (0.14)
                   Pro Forma                         (0.61)             (0.14)

         The Company has granted the following options as of March 31, 2001.

                                             Date of       Exercise      Exercise        Amount       Expiration
               Description                    Grant         Number         Price        Exercised        Date
                                          ------------ --------------  -------------  -------------  --------------
               Employee                      10-10-00         190,000  $        0.01         -          10-01-01
               Employee                      10-10-00          98,000  $        0.01         -          10-01-01
               Officer                       10-10-00         200,000  $        0.01        200,000
               Officer                       11-13-00         150,000  $        0.01        150,000
               Officer                       11-01-00         200,000  $        0.01        200,000
                                                       --------------
                                                              838,000
                                                       ==============

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

                             WALLSTREET-REVIEW, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 7 - DILUTED INSTRUMENTS (Continued)

         On November 13, 2000, the Company issued options to Richard Houraney to purchase 150,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $148,500 was recognized. These options were exercised on December 7, 2000.

         On November 1, 2000, the Company issued options to Peter Nardangeli to purchase 200,000 shares of common stock at $0.01 per share, which were valued at $1.00 per share based on the value of the services to be rendered. Accordingly, a compensation expense of $198,000 was recognized. These options were exercised on December 7, 2000.

NOTE 8 - SUBSEQUENT EVENTS

         On April 24, 2001, the Company terminated its Employment Agreement with Joseph Zumwalt. There was no stock issued or will be issued as part of this agreement. Mr. Zumwalt was advanced money, to which the Company will look to collect.

         On June 5, 2001, the Company terminated its agreement with Meritworld. Meritworld had decided not to complete its previously announced agreement to merge with Zirconium Capital.

         On June 15, 2001, the Company elected Jeff Daly to assume the role of Secretary and Vice President, and Peter Nardangeli was promoted to President. Matthew P. Dwyer will remain Chief Executive Officer and Chairman of the Board. All position are until the next shareholders meeting at which time all executive and board position will open for voting.

         Sale of Land

         In June, the Company's wholly-owned subsidiary, WSR energy Resources, Inc. sold the property purchased during the quarter to Spencer Restaurants, Inc. for a combination of cash, notes, and stock valued at $7,600,000.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


Wallstreet-Review (formerly Beryllium International Corporation) was formed originally to engage in the acquisition and sale of interests in oil, gas, coal oil, shale and other mineral properties located principally in the Rocky Mountain region of the United States of America. However, with world decline in prices for Beryllium and intense competition from larger companies, Wallstreet-Review ceased exploring options on its mining rights in September 1994. These factors caused Wallstreet-Review to be unable to continue operation. Since September 1994, the registrant sought a merger candidate to provide operating capital for the future.

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

Wallstreet-Review.Net, Inc., was a company engaged in offering financial consulting services to small companies seeking to become public companies through one or more combinations with primarily inactive, publicly held companies, generally companies with little or no commercial operations, and current in periodic reporting under the Securities Exchange Act of 1934 or otherwise. The registrant has assumed those operations and now provides clients with management assistance, participating on the board of directors of its client companies and acquiring and retaining equity ownership in each case.

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

On January 15, 2001, the Company's Secretary Richard E. Houraney resigned and Matthew P. Dwyer became the acting Secretary.

On January 19, 2001, the Company entered into an agreement with Teeka Leisure Corporation an Alberta, Canada, corporation to assist them in becoming a public company. The Company was to receive a retainer of $35,000.00. Upon completion of a reverse merger the Company will receive One million shares of Teeka and a 10% fee for all funds raised.

On February 12, 2001, the Company entered into an employment agreement with Joseph Zumwalt to become the Companies Chief Operating Officer. The term of the Agreement was for five years.

On February 22, 200l, the Company issued 7,692,308 shares of common stock to purchase a four hundred acre leasehold estate from Vance Energy, Ltd., a Belize corporation, valued at $5,000,000. In addition, 8,523,434 shares were issued to fulfill the anti-dilution clause associated with the contract to purchase the website. The Company then formed WSR Energy Resources, Inc., a wholly owned subsidiary, to hold the asset.

On March 7, 2001, the Company announced the creation of its wholly owned subsidiary WSR Energy Resources, Inc. All shareholders of record on March 16, 2001 are entitled to receive one half share (1/2) of the subsidiary for every share of the Company they own.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

Comparison of operations for the quarter ended March 31, 2001 with the quarter ended March 31, 2000.

For the quarter ended March 31, 2001, net revenues from operations amounted to $(6,315,570) compared to $(10,107) for the quarter ended March 31, 2000. Due to the increased cost associated with certain anti-dilution clauses from the acquisition of the Vance oil & gas leases.

General and administrative expenses in 2000 were $1,437 compared to $239,981 in 2001 reflecting the level of activity of operations by the Company after the merger and with the acquisition of the Oil & Gas leases.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company's capital is limited, management believes it has sufficient resources to continue its current business operations and the evaluation of business opportunities.

The Company was successful in locating and/or negotiating terms advantageous to the Company for Vance Energy leases, and anticipates raising capital through the sale of securities for the mining of such property.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Wallstreet-Review, Inc.
                                 Registrant

July 30, 2001                    By  /s/ Peter Nardangeli
                                 ----------------------------
                                 Peter Nardangeli
                                 President and Chief Financial Officer