Form 10-Q
period 2001-06-30
WALLSTREET REVIEW INC
filed 2001-09-26
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934.

                       For the Quarter ended June 30, 2001

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

     4701 N. Federal Highway
         Suite 400, B-9
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

21,251,105 common shares were outstanding as of September 26, 2001.

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                                      WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets


                                                      ASSETS

                                                                                 June 30,         December 31,
                                                                                    2001              2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                     $           85,918  $                -
   Accounts receivable                                                                  27,018                   -
                                                                            ------------------  ------------------

     Total Current Assets                                                              112,936                   -
                                                                            ------------------  ------------------

LONG-TERM ASSETS
   Equity investment                                                                 1,175,000                   -
   Fixed assets                                                                         44,514              44,350
   Less: accumulated depreciation                                                       (8,300)             (1,189)
                                                                            ------------------  ------------------

     Total Long-Term Assets                                                          1,211,214              43,161
                                                                            ------------------  ------------------

OTHER ASSETS                                                                            19,465              -
   Less: allowance for doubtful accounts                                               (19,465)             -
                                                                            ------------------  ------------------

     Total Other Assets                                                                      -              -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $        1,324,150  $           43,161
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                                      WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 June 30,         December 31,
                                                                                    2001              2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES
   Trade payable                                                            $           45,167  $           13,547
   Notes payable - related party (Note 5)                                               42,008              10,045
   Accrued expenses                                                                    240,000                   -
   Interest payable                                                                      1,361                   -
                                                                            ------------------  ------------------

     Total Liabilities                                                                 328,536              23,592
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY
   Common stock: 25,000,000 shares authorized of $0.01
    par value, 21,251,105 shares issued and outstanding                                212,511               7,642
   Capital in excess of par value                                                   10,425,052             942,669
   Deficit accumulated during the development stage                                 (9,641,949)           (930,742)
                                                                            ------------------  ------------------

     Total Stockholders' Equity                                                        995,614              19,569
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                $        1,324,150  $           43,161
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                                          WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                               (A Development Stage Company)
                                           Consolidated Statements of Operations
                                                        (Unaudited)


                                                                                                                 From
                                                 For the                           For the                   Inception on
                                            Three Months Ended                 Six Months Ended                June 18,
                                                 June 30,                          June 30,                  1999 Through
                                     ---------------------------------  ---------------------------------      June 30,
                                             2001             2000             2001             2000              2001
                                     ---------------  ----------------  ---------------  ----------------  ---------------
REVENUES                             $        14,260  $              -  $        64,160  $              -  $        64,160
                                     ---------------  ----------------  ---------------  ----------------  ---------------

EXPENSES
   General and administrative                 46,201                 -          286,182                 -          309,634
   Salaries and benefits                     130,021                 -        6,221,025                 -        6,829,005
   Lease and rental                            4,227                 -           10,672                 -           15,138
   Acquisition costs                               -                 -           23,861                 -          296,612
   Depreciation expense                        3,559                 -            7,111                 -            8,300
                                     ---------------  ----------------  ---------------  ----------------  ---------------

     Total Expenses                          184,008                 -        6,548,851                 -        7,458,689
                                     ---------------  ----------------  ---------------  ----------------  ---------------

OTHER INCOME (EXPENSES)
   Impairment of investment in
    subsidiary                            (4,825,000)                -       (4,825,000)                -       (4,825,000)
   Gain on sale of assets                  2,600,000                 -        2,600,000                 -        2,600,000
   Interest expense                             (889)                -           (1,516)                -           (2,653)
                                     ---------------  ----------------  ---------------  ----------------  ---------------

     Total Other Income
      (Expenses)                          (2,225,889)                -       (2,226,516)                -       (2,227,653)
                                     ---------------  ----------------  ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE
 DISCONTINUED
 OPERATIONS                               (2,395,637)                -       (8,711,207)                -       (9,622,182)
                                     ---------------  ----------------  ---------------  ----------------  ---------------

INCOME (LOSS) FROM
 DISCONTINUED
 OPERATIONS                                        -                 -                -                 -          (19,767)
                                     ---------------  ----------------  ---------------  ----------------  ---------------

NET INCOME (LOSS)                    $    (2,395,637) $              -  $    (8,711,207) $              -  $    (9,641,949)
                                     ===============  ================  ===============  ================  ===============

NET INCOME (LOSS)
 PER SHARE                           $         (0.11) $          (0.00) $         (0.55) $          (0.00)
                                     ===============  ================  ===============  ================

WEIGHTED AVERAGE NUMBER
 OF SHARES                                21,251,105            69,802       15,818,767            69,802
                                     ===============  ================  ===============  ================

              The accompanying notes are an integral part of these
                             financial statements.

                                          WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                               (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                         Deficit
                                                                                                       Accumulated
                                                         Common Stock                 Capital in        During the
                                         -------------------------------------        Excess of        Development
                                                Shares              Amount            Par Value            Stage
                                         ------------------  -----------------   -----------------  ------------------
Balance, March 31, 2000                              69,802  $             699   $        (285,406) $                -

Capital contributed to pay
 Company expenses                                         -                  -               5,980                   -

Stock options issued for notes
 payable                                                  -                  -             303,287                   -

Stock options issued for
 employment agreement                                     -                  -             544,500                   -

Common stock issued for
 past services valued at $3.00
 per share                                            5,000                 50              14,950                   -

Common stock issued to
 acquire Wallstreet Review
 valued at $3.00 per share                           90,917                909             271,842                   -

Stock issued for website                                  -                  -              40,000                   -

Common stock issued for
 compensation valued at $1.00
 per share                                           48,000                480              47,520                   -

Common stock issued for options
 exercised                                          550,000              5,500                   -                   -

Fractional shares issued in
 reverse merger                                         477                  4                  (4)                  -

Loss for year ended
 December 31, 2000                                        -                  -                   -            (930,742)
                                         ------------------  -----------------   -----------------  ------------------

Balance, December 31, 2000                          764,196  $           7,642   $         942,669  $         (930,742)
                                         ------------------  -----------------   -----------------  ------------------

              The accompanying notes are an integral part of these
                             financial statements.

                                          WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                               (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                         Common Stock                 Capital in        During the
                                         -------------------------------------        Excess of        Development
                                                Shares              Amount            Par Value            Stage
                                         ------------------  -----------------   -----------------  ------------------
Balance, December 31, 2000                          764,196  $           7,642   $         942,669  $         (930,742)

Stock issued for website                          4,000,000             40,000             (40,000)                  -

Stock issued to complete
 purchase of Wallstreet-
 Review valued at $1.37 per
 share                                               17,417                174              23,687                   -

Stock issued for land valued
 at $0.65 per share                               7,692,308             76,923           4,923,077                   -

Stock issued for services at
 $0.53 per share                                      3,750                 38               1,950                   -

Stock issued per anti-dilution
 clause valued at $0.70 per
 share                                            8,523,434             85,234           5,881,169                   -

Stock issued for services
 valued at $0.78 per share                          250,000              2,500             192,500                   -

Dividend-in-kind issued                                   -                  -          (1,500,000)                  -

Loss for the six months ended
 June 30, 2001 (unaudited)                                -                  -                   -          (8,711,207)
                                         ------------------  -----------------   -----------------  ------------------

Balance, June 30, 2001
 (unaudited)                                     21,251,105  $         212,511   $      10,425,052  $       (9,641,949)
                                         ==================  =================   =================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                                        WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                                                                         From
                                                                           For the                  Inception on
                                                                     Six Months Ended                  June 18,
                                                                           June 30,                 1999 Through
                                                               ---------------------------------       June 30,
                                                                      2001              2000             2001
                                                               ---------------   ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $    (8,711,207)  $             -  $     (9,641,949)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                       7,111                 -             8,273
     Common stock issued for services                                6,187,253                 -         6,770,411
     Impairment of investment in subsidiary                          4,825,000                 -         4,825,000
     Gain on sale of land                                           (2,600,000)                -        (2,600,000)
   Changes in operating assets and liabilities:
     Increase (decrease) in trade payables                              31,620                 -            48,990
     Increase (decrease) in accrued expenses                           241,360                 -           241,360
     (Increase) decrease in accounts receivable                        (27,018)                -           (27,018)
                                                               ---------------   ---------------  ----------------

       Cash Provided (Used) by Operating Activities                    (45,881)                -          (374,933)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of land                                                        100,000                 -           100,000
   Purchase of fixed assets                                               (164)                -            (4,514)
                                                               ---------------   ---------------  ----------------

       Cash Provided (Used) by Investing Activities                     99,836                 -            95,486
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                                              -                 -             5,980
   Increase (decrease) in notes payable                                      -                 -            27,519
   Proceeds from long-term debt                                              -                 -           317,377
   Proceeds from note payable - related party                           67,811                 -            77,856
   Repayment of note payable - related party                           (35,848)                -           (35,848)
                                                               ---------------   ---------------  ----------------

       Cash Provided (Used) by Financing Activities                     31,963                 -           365,365
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       85,918                 -            85,918

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $        85,918   $             -  $         85,918
                                                               ===============   ===============  ================

              The accompanying notes are an integral part of these
                             financial statements.

                                        WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                                   Consolidated Statements of Cash Flows (Continued)
                                                      (Unaudited)


                                                                                                         From
                                                                           For the                  Inception on
                                                                     Six Months Ended                  June 18,
                                                                           June 30,                 1999 Through
                                                               ---------------------------------       June 30,
                                                                      2001              2000             2001
                                                               ---------------   ---------------  -----------------
CASH PAYMENTS FOR:
   Income taxes                                                $             -   $             -  $              -
   Interest                                                    $             -   $             -  $          1,764

NON-CASH FINANCING ACTIVITIES:
   Common stock issued in settlement of
     long-term debt                                            $             -   $             -  $        303,287
   Common stock issued in exchange for
     natural resource properties                               $     5,000,000   $             -  $      5,040,000
   Common stock issued for services                            $     6,187,253   $             -  $      6,770,411


              The accompanying notes are an integral part of these
                             financial statements.

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements presented are those of Wallstreet-Review, Inc. and its wholly-owned subsidiary; WSR Energy Resources, Inc. Wallstreet-Review, Inc. is presently engaged in the business of offering financial consulting services to small companies seeking to become public companies through one or more combinations with primarily inactive publicly held companies.

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and six months periods ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001 and (c) the consolidated statements of cash flows for the six month period ended June 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to be Consolidated Financial Statements of the Company for the fiscal year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 27, 2001.

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

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

         b. Provision for Taxes

         The Company has a net operating loss carryover of approximately $4,800,000 as of June 30, 2001, which expires in full by 2021. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Loss Per Share

         Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                            For the                             For the
                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  ---------------------------------  ---------------------------------
                                                         2001             2000              2001              2000
                                                  ---------------  ----------------  ---------------   ---------------
               Loss per share:
               Numerator - net (loss) gain        $    (2,395,637) $              -  $    (8,711,207)  $             -
               Denominator - weighted
                average  number of shares
                outstanding                            21,251,105            69,802       15,818,767            69,802
                                                  ---------------  ----------------  ---------------   ---------------
               Loss per share                     $         (0.11) $           0.00  $         (0.55)  $         (0.00)
                                                  ===============  ================  ===============   ===============

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

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

         At June 30, 2001, notes payable to related parties consisted of the following:

                                                               June 30,
                                                                 2001
                                                            -------------
          Note payable to a director of the Company,
           bearing interest at prime plus 4.0%,
           unsecured, past due.                             $      -

          Note payable to a director of the Company,
           bearing interest at prime plus 4.0%,
           unsecured, past due.                                    -

          Note payable to directors of the Company,
           at 8.0%, unsecured                                      42,008
                                                            -------------

                 Total notes payable to related parties            42,008

                 Less: current portion                            (42,008)
                                                            -------------

                 Total Long-Term Debt                       $      -
                                                            =============

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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


                                                             For the
                                                         Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                        2001            2000
                                                  --------------  -------------
               Net loss:
                   As reported                    $   (6,315,570) $    (10,107)
                   Pro Forma                          (6,315,570)      (10,107)

               Net loss per share:
                   As reported                    $        (0.61) $      (0.14)
                   Pro Forma                               (0.61)        (0.14)

         The Company has granted the following options as of June 30, 2001.

                         Date of   Exercise  Exercise    Amount     Expiration
            Description   Grant     Number    Price     Exercised      Date
            -----------   -----     ------    -----     ---------      ----
            Employee     10-10-00   190,000  $   0.01      -         10-01-01
            Employee     10-10-00    98,000  $   0.01      -         10-01-01
            Officer      10-10-00   200,000  $   0.01     200,000
            Officer      11-13-00   150,000  $   0.01     150,000
            Officer      11-01-00   200,000  $   0.01     200,000
                                   --------
                                    838,000

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

                     WALLSTREET-REVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

NOTE 8 - ACQUISITION AND SALE OF PROPERTY

         During the first quarter 2001, the Company purchased a piece of land for $5,000,000 worth of common stock. The land was transferred to a wholly-owned subsidiary, WSR Energy Resources, Inc., created for the purpose of holding the property.

         During the second quarter 2001, WSR Energy Resources, Inc. sold the property to Spencer's Restaurants, Inc. for $7,600,000 payable in a combination of cash, promissory note and convertible preferred stock. As a result, the Company took over control of the board of directors of Spencer's Restaurants, Inc. and changed its name to WSR Energy Resources, Inc. (WSRE).

         Subsequent to June 30, 2001, the wholly-owned subsidiary converted the preferred shares into common stock. In addition, the promissory note issued in conjunction with the property sale was forgiven in exchange for 12,000,000 shares of restricted common stock in WSRE. These shares were transferred to the Company, which issued the shares as a dividend to shareholders of record on March 16, 2001. These transactions are being recorded as though they occurred during the second quarter 2001.

NOTE 9 - SUBSEQUENT EVENTS

         Issuance of Stock Options

         On July 16, 2001, the Company issued options to Jeff Daly to purchase 2,500,000 shares of common stock at $0.01 per share. Mr. Daly has exercised 1,900,000 options to date.

         On September 4, 2001, the Companies wholly owned Subsidiary WSR Energy Resources, Inc. held a Board meeting at which time it was decided that the Series "C" Preferred stock would be converted into Common stock of WSRE, and exchange the note issued in conjunction with the sale of its asset, for 12,000,000 shares of restricted common stock in WSRE. It was also decided to transfer all the shares of WSRE stock into the name of the parent Company.

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

On May 15, 2001, the Company elected Jeff Daly to assume the role of Secretary and Vice President, and Peter Nardangeli was promoted to President. Matthew P. Dwyer will remain Chief Executive Officer and Chairman of the Board. All position are until the next shareholders meeting at which time all executive and board position will open for voting.

On June 4, the Company's wholly-owned subsidiary, WSR energy Resources, Inc. sold the property purchased during the 1st quarter to Spencer Restaurants, Inc. for a combination of cash, notes, and stock valued at $7,600,000.

On June 5, 2001, the Company terminated its agreement with Meritworld. Meritworld had decided not to complete its previously announced agreement to merge with Zirconium Capital.

On June 11, 2001, the Company was de-listed from the Bulletin Board for failure to make its quarterly filings on time. The Company has since been listed on the Pink Sheets.

RESULTS OF OPERATIONS

Comparison of operations for the quarter ended June 30, 2001 with the quarter ended June 30, 2000.

For the quarter ended June 30, 2001, net revenue from operations amounted to ($2,395,637) compared to $0 for the quarter ended June 30, 2000.

General and administrative expenses in 2000 were $0 compared to $46,201 in 2001 reflecting the level of activity of operations by the Company after the sale of the Oil & Gas leases.

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

                                 Wallstreet-Review, Inc.
                                       Registrant

September 25, 2001               By  /s/ Peter Nardangeli
                                 ----------------------------
                                 Peter Nardangeli
                                 President and Chief Financial Officer