Form 10-K/A
period 2000-12-31
WALLSTREET REVIEW INC
filed 2001-10-02
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                   AMENDMENT 1 TO
                     FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2000

COMMISSION FILE NUMBER: 0-9577

             WALLSTREET-REVIEW, INC.
Formerly BERYLLIUM INTERNATIONAL CORPORATION
--------------------------------------------
(Exact name of registrant as specified in its charter)

FLORIDA                          65-1071853
-------                          ----------
(State or other              (I.R.S. Employer
jurisdiction of              Identification #
 Incorporation or
Organization)

4701 N. Federal Highway
Suite 370, B-9
Lighthouse Point, Florida           33064
--------------------------         -------
(Address of principal
executive offices)                Zip Code

Registrant's telephone number, including area code: (954) 784-5044

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each
                        exchange on which listed
   NONE                           NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On July
25, 2001, the aggregate market value of the voting and non-voting stock of Wallstreet-Review, Inc.
(consisting of Common Stock par value $0.01) held by non-affiliates of the Registrant was approximately $1,309,699. Based on the average closing bid and ask prices for such Common Stock on said date as reported by NASDAQ.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 21,251,105. There are no documents incorporated by reference herein.

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

On November 15, 2000, the registrant completed an asset purchase transaction in which it acquired all of the assets of the privately held company, Wallstreet-Review.Net, Inc., a Florida orporation, with principal offices in Lighthouse
Point, Florida. The registrant acquired those assets, and essentially the business of Wallstreet-Review.Net, Inc. in exchange for restricted common stock representing approximately fifty-five (55%) percent of the ownership interest in the registrant.

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

ITEM 6. SELECTED FINANCIAL DATA

Balance Sheet

                     ASSETS
                     ------

  Total Current Assets                          -
                                       ----------
LONG-TERM ASSETS

  Fixed assets                             44,350
  Less: accumulated depreciation           (1,189)
                                       ----------
TOTAL ASSETS                               43,161


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

   Total Liabilities                       23,592

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 10,166,666 shares
   authorized of $0.01 par value,
764,196 shares issued and outstanding       7,642
Capital in excess of par value            942,669
Deficit accumulated during the
   development stage                     (930,742)
                                       ----------
Total Stockholders' Equity (Deficit)       19,569
                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                     $   43,161
                                       ==========

Statements of Operations

                                                                          From
                                                                       Inception on
                                    For the         For the              July 10,
                                  Year Ended       Year Ended          1985 Through
                                 December 31,      March 31,           December 31,
                                     2000            2000                  2000
REVENUES                         $         -      $        -           $         -
                                 -----------      ----------           -----------
EXPENSES                             909,838               -               909,838
                                 -----------      ----------           -----------
OTHER EXPENSES

Interest expense                       1,137               -                 1,137

Total Other Expenses                   1,137               -                 1,137

LOSS BEFORE DISCONTINUED
OPERATIONS                          (910,975)                             (910,975)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                          (910,975)              -              (910,975)

NET INCOME (LOSS)               $   (930,742)              -             $(930,742)

INCOME (LOSS) PER SHARE FROM
OPERATIONS                      $      (6.30)                            $    0.00

INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS                (0.14)                                 0.00
                                  -----------       ---------

NET INCOME (LOSS) PER SHARE            (6.44)                                (0.00)
                                  -----------       ---------
WEIGHTED AVERAGE NUMBER
OF SHARES                             144,660          69,802
                                  ------------      ---------

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

For the year ended December 31, 2000, Wallstreet received proceeds of $1,437,000 from the issuance of common stock and other equity resulting in cash flows from financing activities of $1,437,000. For the year ended March 31, 2000,
Wallstreet received proceeds of $601,300 from the issuance of common stock and other equity resulting in cash flows from financing activities of $601,300.

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
                           =======       ========          ============     =========


The accompanying notes are an integral part of these financial statements

WALLSTREET-REVIEW, INC.
(Formerly Beryllium International Corporation)
(A Development Stage Company)
Statements of Cash Flows (Continued)

                                                                              From
                                                                          Inception on
                                        For the         For the               July 10,
                                    Year Ended       Year Ended           1985 Through
                                    December 31,      March 31,           December 31,
                                         2000            2000                    2000
                                   ---------------------------------------------------
Net income (loss)                $    (930,742)     $  (36,116)        $   (2,251,692)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Depreciation and amortization           1,189               -                  2,461
  Expenses paid by shareholders           5,980               -                 99,136
  Common stock issued for services      607,500               -                641,292
  Common stock issued for debt            5,500               -                  5,500
  Organization costs                    272,751               -                272,551
  Loss on disposal of real estate             -               -                 52,000
  Loss on disposition of assets               -               -                  6,823
  Gain on forgiveness of debt                -               -                (37,248)
Changes in operating assets and liabilities:
  Increase (decrease) in trade payables  11,222           1,437                104,139
  Increase (decrease) in notes payable        -               -                402,436
  Increase (decrease) in accrued expenses20,905          34,679                187,470
                                  -------------      ----------         --------------
  Cash Provided (Used) by Operating
    Activities                          (5,695)              -               (515,132)
                                 -------------      ----------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                (4,350)              -                 (4,350)
Purchase of natural resource properties      -               -             (1,140,803)
Proceeds from disposal of real estate        -               -               (642,622)
Reacquisition and cancellation of common
  stock                                      -               -                (50,000)
Proceeds from note payable-related party 10,045               -                144,551
                                 -------------      ----------         --------------
  Cash Provided (Used) by Operating
    Activities                           10,045               -                986,227

NET INCREASE (DECREASE IN CASH AND
 CASH EQUIVALENTS

CASH AT BEGINNING OF PERIOD                   -               -                      -
                                  -------------      ----------         --------------
CAST AT END OF PERIOD             $           -      $        -         $            -
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

On November 15, 2000, pursuant to an acquisition and merger agreement, Beryllium International
Corporation (Beryllium) acquired all the assets of Wallstreet-Review.Net, Inc. (WSRN), a company that was organized to offer financial consulting services to small companies seeking to become public companies through one or more combinations with primarily inactive publically held companies, in exchange for 108,334 shares of Beryllium common stock. On October 26, 2000, 90,917 shares were issued to the WSRN shareholders with the remaining
17,417 shares issued on December 7, 2000. Because the shares issued in the acquisition of WSRN represented 55% of the then outstanding shares of Beryllium, WSRN was deemed, for financial reporting purposes only, to have acquired
Beryllium. Accordingly, the acquisition of
Beryllium by WSRN at a cost of $272,751,20 based on the fair market value of the stock given, because it is more readily determinable than the value of the assets acquired. Wallstreet-Review has divested itself of the unpatented beryllium mining claims held due to their negative value to Wallstreet-Review. As an aspect of entering into and completing the asset acquisition transaction with Wallstreet-Review.Net, Inc., Wallstreet-
Review ceased all mining related business activities and focused on providing financial consulting services with the assets and business acquired as an aspect of the acquisition transaction.

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

                                              December 31     March 31,
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

In June, WSR Energy Resources, Inc. sold the property to Spencer Restaurants, Inc. for a combination of cash, notes and stock. Wallstreet-
Review, Inc. and Spencer Restaurants, Inc. are negotiating the terms of the acquisition.
NOTE 9 - DISCONTINUED OPERATIONS

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

CURRENT MANAGEMENT

        The table below sets forth the name, age, and position of each current director and executive officer.

                       DIRECTOR OR    WITH COMPANY
NAME            AGE    POSITIONS         SINCE
----           --     ---------          -----
Matthew P. Dwyer 36 Chief Exec. Officer/ Nov. 2000
                    Director            to present

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

Gerald M. Park   69  Director           Nov. 2000
                                        to present

R. Dennis Ickes  57  Director           Nov. 2000
                                        to present

Richard Houraney 51  Director           Nov. 2000
                                        to present

Jeff Daly        47  Vice President/    Jun. 2001
                      Secretary         to present

Resumes -

Matthew P. Dwyer, is CEO and Director of
Wallstreet-Review, Inc and WSR Energy Resources,
Inc. Prior to this Mr. Dwyer formed Wallstreet-
Review.Net, Inc. His duties included raising private investment, client acquisition and establishing the company as a publicly traded firm on the OTCBB through a reverse merger with an existing public company.

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

Gerald M. Park, Is a Director of Wallstreet-
Review, Inc. and a former Officer and Director of Beryllium International Corporation. Mr. Park has a Masters Degree Mineralogy and Geochemistry
University of Utah 1968. Active international geological consultant in natural resources industry, i.e. hardrock and precious metals, coal, uranium and industrial minerals for more than 30 yr. Regional geologist The Anaconda Company,
Westinghouse Electric, El Paso Natural Gas. Vice
President, director Beryllium International since
1986.

R. Dennis Ickes, is a Director of Wallstreet-
Review, Inc. and a former Officer and Director of Beryllium International, Corporation. MR. Ickes is an attorney and a businessman. He is a native of Page, Nebraska who was educated at the University of Nebraska in pre-veterinary medicine, at Brigham
Young University in political science and public administration and at the University of Utah in law. Mr. Ickes served as a trial attorney and as a director in the United States Department of Justice and as deputy under secretary of the Interior in the administrations of President
Richard M. Nixon and President Gerald Ford. From
1977 to the present Mr. Ickes has practiced law in Salt Lake City, Utah where he has represented clients primarily in the oil, natural gas, and agricultural resources industries. In addition, he has represented Indian tribes and those who do business with Indian tribes in all aspects of their business.

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

ITEM 11. EXECUTIVE COMPENSATION

During the last twelve months, the following compensation has been paid to the executive officers

                          Annual Compensation           Awards                Payouts
                         ------------------- ----------------------        --------
                                    Other    Restricted Securities
                                    Annual     Stock    Underlying   LTIP   All Other
Name         Year  Salary  Bonus Compensation  Awards  Options/SARs Payouts   Comp.
                    ($)     ($)      ($)        ($)       ($)          ($)    ($)
Mattew P. Dwyer
  CEO         2000  -        -      20,000       -    200,000/$.01      -    220,000
Peter Nargangeli
  CFO         2000  -        -      15,000       -        -             -    218,000
Richard Nouraney
  SEC         2000  -        -      10,000       -    160,000           -        -

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

September 30, 2001    By  /s/ Peter Nardangeli
                     ----------------------------
                              Peter Nardangeli
                                 President

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Matthew P. Dwyer             September 30, 2001
----------------------
Matthew P. Dwyer
Chief Executive Officer
Director

/s/Peter Nardangeli             September 30, 2001
----------------------
Chief Financial Officer
Controller
Director

/s/Gerald M. Park               September 30, 2001
----------------------
Gerald M. Park

/s/R. Dennis Ickes              September 30, 2001
----------------------
R. Dennis Ickes

/s/Richard Houraney             September 30, 2001
----------------------
Richard Houraney

/s/Jeff Daly                    September 30, 2001
----------------------
Jeff Daly