Form 10-Q/A
period 2001-03-31
WALLSTREET REVIEW INC
filed 2001-10-02
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON DC 20549

            AMENDMENT 1 TO
              FORM 10-Q

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
                                                ==================  ==================





           WALLSTREET-REVIEW, INC.
        (A Development Stage Company)

                 Balance Sheets
Continued

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

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

WALLSTREET-REVIEW, INC.
(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

                                                                             Deficit
                                                                           Accumulated
                                Common Stock              Capital in        During the
                         --------------------------        Excess of       Development
                            Shares         Amount           Par Value         Stage
                          -----------  --------------    --------------    -----------
Balance, March 31, 2000      69,802     $     699        $  (285,406)     $         -

Capital contributed to pay
 Company expenses                 -             -              5,980                -

Stock options issued for notes
 payable                          -             -            303,287                -

Stock options issued for
 employment agreement             -             -            544,500                -

Common stock issued for
 past services valued at $3.00
 per share                    5,000             50            14,950                -

Common stock issued to
 acquire Wallstreet Review
 valued at $3.00 per share   90,917            909           271,842                -

Stock issued for website          -              -            40,000                -

Common stock issued for
 compensation valued at $1.00
 per share                   48,000            480            47,520                -

Common stock issued for options
 exercised                  550,000          5,500                 -                -

Fractional shares issued in
 reverse merger                 477              4                (4)               -

Loss for year ended
 December 31, 2000                -              -                 -         (930,742)
                       ----------   ----------          ------------       ----------
Balance, December 31, 2000
                           64,196     $  7,642          $    942,669        $(930,742)
                       ----------   ----------        ------------         ----------

The accompanying notes are an integral part of these financial statements.

WALLSTREET-REVIEW, INC.
 (A Development Stage Company)

Statements of Stockholders' Equity (Deficit)
(Continued)

                                                                            Deficit
                                                                          Accumulated
                               Common Stock              Capital in       During the
                        ----------------------------     Excess of        Development
                             Shares       Amount         Par Value           Stage
                         -------------  -----------     -----------       ------------
Balance, December 31, 2000    764,196    $  7,642        $ 942,669      $    (930,742)

Stock issued for website    4,000,000      40,000          (40,000)                 -

Stock issued to complete
 purchase of Wallstreet-
 Review valued at $1.37 per
 share                         17,417         174           23,687                  -

Stock issued for land valued
 at $0.65 per share         7,692,308       76,923       4,923,077                  -

Stock issued for services at
 $0.53 per share                3,750           38           1,950                  -

Stock issued per antidilusion
 clause valued at $0.70 per
 share                      8,523,434       85,234       5,881,169                  -
Stock issued for services
 valued at $0.78 per share    250,000        2,500         192,500                  -

Loss for the three months ended
 March 31, 2001 (unaudited)         -            -               -         (6,315,570)
                           ----------   ----------      ----------        -----------
Balance, March 31, 2001
 (unaudited)               21,251,105   $   212,511    $11,925,052        $(7,246,312)
                           ==========   ===========    ===========        ===========

The accompanying notes are an integral part of these financial statements.

    WALLSTREET-REVIEW, INC.
 (A Development Stage Company)
   Statements of Cash Flows
         (Unaudited)

                                                                             From
                                                  For the                 Inception on
                                              Three Months Ended            June 18,
                                                March 31,                1999 Through
                                        ------------------------------     March 31,
                                             2001            2000             2001
                                          -----------     ----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                  $ (6,315,570)    $  (10,107)      $  (8,567,262)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization           3,552              -               6,013
     Expenses paid by shareholders               -              -              99,136
     Common stock issued for services    6,187,253              -           6,828,545
     Common stock issued for debt                -              -               5,500
     Common stock issued for assets      5,000,000              -           5,000,000
     Organization costs                          -              -             272,551
     Loss on disposal of real estate             -              -              52,000
     Loss on disposition of assets               -              -               6,823
     Gain on forgiveness of debt                 -              -             (37,248)
   Changes in operating assets and liabilities:

     Increase (decrease) in trade payables  10,026          1,437             114,165
     Increase (decrease) in notes payable    3,823              -             406,259
     Increase (decrease) in accrued
       expenses                            120,626          8,670             308,096
     (Increase) decrease in accounts
       receivable                          (27,018)             -             (27,018)
     (Increase) decrease in prepaid
       expenses                             (3,825)             -              (3,825)
                                        ----------      ---------         -----------
    Cash Provided (Used) by Operating
                  Activities             4,978,867              -           4,463,735
                                        ----------      ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                   (164)             -              (4,514)
   Purchase of natural resource
     properties                         (5,000,000)             -          (6,140,803)
   Proceeds from disposal of real
     estate                                      -              -             668,000
   Claims and development costs                  -              -             (18,942)
   Proceeds from Gold Fields joint
     venture agreement                           -              -              25,000
                                        ----------      ---------         -----------
       Cash Provided (Used) by Investing
                Activities              (5,000,164)             -          (5,471,259)
                                        ----------      ---------         -----------


    WALLSTREET-REVIEW, INC.
 (A Development Stage Company)
   Statements of Cash Flows
         (Unaudited)
         continued

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                 -                -            266,160
   Proceeds from long-term debt                 -                -          1,268,138
   Payments on long-term debt                   -                -           (642,622)
   Reacquisition and cancellation
          of common stock                       -                -            (50,000)
   Proceeds from note payable -
             related party                 21,297                -            165,848
                                      -----------       ----------         ----------
       Cash Provided (Used) by
        Financing Activities            $  21,297       $        -         $1,007,524
                                      -----------       ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       $       -       $        -         $        -

CASH AT BEGINNING OF PERIOD                     -                -                  -
                                      -----------       ----------         ----------
CASH AT END OF PERIOD                   $       -       $        -         $        -
                                      ===========       ==========         ==========
CASH PAYMENTS FOR:
   Income taxes                         $       -       $        -         $      764
   Interest                             $       -       $        -         $   77,927

NON-CASH FINANCING ACTIVITIES:
   Common stock issued in settlement of
     long-term debt                     $       -       $        -         $   27,333
   Common stock issued in exchange for
     natural resource properties       $5,000,000       $        -         $5,037,500
   Common stock issued in settlement of
     trade payables                     $       -       $        -         $   46,844
   Trade payables paid on behalf of the
     Company by the shareholders        $       -       $        -         $    6,500
   Common stock issued in settlement of
     payables to officers and directors $       -       $        -         $  328,872
   Forgiveness of debt by officers and
     directors of the Company           $       -       $        -         $   73,564
   Note payable and accrued interest pai
     by a director of the Company       $       -       $        -         $   15,000
   Common stock issued for services    $6,187,253       $        -         $6,794,753
   Common stock issued for
       organization expenses            $       -       $        -         $  272,751

The accompanying notes are an integral part of these financial statements.

            WALLSTREET-REVIEW, INC.
           (A Development Stage Company)

         Notes to the Financial Statements
     March 31, 2001 and December 31, 2000


NOTE 1 - ACQUISITION OF MOODY BERYLLIUM
CORPORATION

On December 20, 1985,  pursuant to an acquisition
and merger agreement, Emery Energy,  Inc.  (Emery)
acquired all of the common stock of MoodyBeryllium
Corporation  (Moody),  a company that was
organized July 10, 1985 to hold  interests  in,
explore,  and  develop  natural  resource
properties,  in exchange for 13,870,880 shares of
Emery's common stock. On that date,  3,500,000
shares were issued to the Moody shareholders with the remaining 10,370,880 shares to be issued subsequent to Emery's obtaining shareholder approval to increase the number of authorized shares. On December 19, 1986, Emery held its annual meeting and increased the authorized common stock from 10,000,000 to 50,000,000 shares.

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

The operating results of the new entity (the
Company) reflect the development stage activities of Moody from incorporation on July 10, 1985 through March 31,1997 and Emery from the date of the combination through August 1, 1986, the date on which the net assets of Emery were transferred to its principal shareholder via a transfer of H&H's common stock. The subsidiaries were dissolved in 1992.

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

e. Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                               March 31,
                                 ------------------------------------
                                          2001              2000
                                  ------------------  ----------------
Loss per share:
Numerator - net loss             $     (6,315,570) $       (10,107)
Denominator - weighted average
number of shares outstanding            10,326,070            69,802
                                ------------------  ----------------
Loss per share                   $          (0.61) $          (0.14)
                                 ==================  ================
</TABLE

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

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At March 31, 2001 and 2000, notes payable to related parties consisted of the following:

                                                              March 31,
                                                  ------------------------------------
                                                                2001              2000
                                                  ------------------  ----------------
Note payable to a director of the Company,
          bearing interest at prime plus 4.0%,
          unsecured, past due.                         $           -      $     37,500

         Note payable to a director of the Company,
          bearing interest at prime plus 4.0%,
          unsecured, past due.                                     -            82,006

         Note payable to directors of the Company,
          at 8.0%, unsecured                                  31,342                 -
                                                          -----------       ----------
                Total notes payable to related parties        31,342           119,506

                Less: current portion                             (31,342)   (119,506)
                                                              ------------  ----------
                Total Long-Term Debt                      $           -      $       -
                                                        ==================  ==========

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

                                                       For the
                                                  Three Months Ended
                                                       March 31,
                                        -------------------------------------
                                              2001               2000
                                        ------------------  -----------------
Net loss:
                   As reported          $       (6,315,570) $         (10,107)
                   Pro Forma                             -            (10,107)

               Net loss per share:
                   As reported          $            (0.61) $           (0.14)
                   Pro Forma                         (0.61)             (0.14)

The Company has granted the following options as of March 31, 2001.

                   Date of       Exercise      Exercise        Amount       Expiration
Description         Grant         Number         Price        Exercised        Date
                   ---------     --------      --------       ---------     ----------
Employee           10-10-00      190,000     $     0.01              -       10-01-01
Employee           10-10-00       98,000     $     0.01              -       10-01-01
Officer            10-10-00      200,000     $     0.01        200,000
Officer            11-13-00      150,000     $     0.01        150,000
Officer            11-01-00      200,000     $     0.01        200,000
                              ----------
                                 838,000
                              ==========

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

Wallstreet-Review, Inc.

Registrant

September 30, 2001 By        /s/ Peter Nardangeli
                             --------------------
                             Peter Nardangeli
                             President and Chief
                             Financial Officer

Copyright 2001 EDGAR Online, Inc. (ver 1.01/2.003)	Page 18