Form 10QSB
period 2001-09-30
WALLSTREET REVIEW INC
filed 2002-01-10
CIK 315263

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON DC 20549

              FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

 For the Quarter ended September 30, 2001

      COMMISSION FILE NUMBER: 0-9577

        WALLSTREET-REVIEW, INC.
              Formerly
  BERYLLIUM INTERNATIONAL CORPORATION
-------------------------------------
(Exact name of registrant as specified in its charter)

  FLORIDA                          65-1071853
  -------                          ----------
(State or other jurisdiction of            (I.R.S. Employer
Incorporation or Organization)           Identification Number)

4701 N. Federal Highway
Suite 370, B-9
Lighthouse Point, Florida                 33064
-----------------------------------------------
(Address of principal executive offices)          Zip Code

Registrant's telephone number, including area code:
(954) 784-5044

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 24,726,105 common shares were outstanding as of September 30, 2001.

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

                    ASSETS

                                         September 30,              December 31,
                                            2001                       2000
                                         -------------              ------------
                                          (Unaudited)
CURRENT ASSETS

  Cash                                    $   25,947                  $        -
  Accounts receivable                         27,018                           -
                                           ---------                  ----------

   Total Current Assets                       52,965                           -
                                           ---------                  ----------
LONG-TERM ASSETS

  Equity investment                          210,000                           -
  Fixed assets                                44,514                      44,350
  Less: accumulated depreciation             (11,859)                     (1,189)
                                           ---------                  ----------
    Total Long-Term Assets                   242,655                      43,161

OTHER ASSETS                                  32,110                           -

 Less: allowance for doubtful accounts       (19,465)                          -
                                          ----------                 -----------
    Total Other Assets                        12,645                           -
                                          ----------                 -----------
TOTAL ASSETS                               $ 308,265                  $   43,161
                                          ==========                 ===========

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                         September 30,              December 31,
                                            2001                      2000
                                         -------------             -------------
                                         (Unaudited)
CURRENT LIABILITIES

  Trade payable                          $   47,300                $     13,547
  Notes payable - related party (Note 5)     28,437                      10,045
  Accrued expenses                          286,000                           -
  Interest payable                            2,065                           -
                                        -----------                 -----------
Total Liabilities                           363,802                      23,592
                                        -----------                 -----------
STOCKHOLDERS' EQUITY

 Common stock: 25,000,000 shares
 authorized of $0.01 par value,
 21,251,105 shares issued and
 outstanding                                247,261                       7,642
 Capital in excess of par value          10,835,302                     942,669
 Stock subscription receivable              (30,000)                          -
 Deficit accumulated during the
  development stage                     (11,108,100)                   (930,742)
                                        -----------                 -----------
     Total Stockholders' Equity             (55,537)                     19,569
                                        -----------                 -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
	 EQUITY                           $   308,265                 $    43,161
                                        ===========                 ===========

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                            From
                                                                           Inception
                                                                             On
                               For the                For the               June 18,
                           Three Months Ended      Nine Months Ended        1999
                                                                            Through
                               September 30,         September 30,     September 30,
                           -------------------     -----------------   -------------
                              2001       2000       2001        2000          2001
                           -------------------     -----------------   -------------
REVENUES                    $     -    $    -      $ 64,160 $      -     $    64,160

EXPENSES
General and administrative   38,250         -       324,432        -         347,884
Salaries and benefits       453,900         -     6,674,925        -       7,282,905
Lease and rental              4,738         -        15,410        -          19,876
Acquisition costs                 -         -        23,861        -         296,612
Depreciation expense          3,559         -        10,670        -          11,859
                            --------  --------   ----------   -------    -----------
   Total Expenses           500,447         -     7,049,298        -       7,959,136

OTHER INCOME (EXPENSES)

  Impairment of investment
  in subsidiary            (965,000)         -    (5,790,000)       -     (5,790,000)

  Gain on sale of assets          -          -     2,600,000        -      2,600,000
  Interest expense             (704)         -        (2,220)       -         (3,357)
                           --------    -------   -----------  -------    -----------
    Total Other Income
      (Expenses)           (965,704)         -    (3,192,220)       -     (3,193,357)
                           --------    -------   -----------  -------     ----------
INCOME (LOSS) BEFORE
 DISCONTINUED
 OPERATIONS              (1,466,151)         -   (10,177,538)       -    (11,088,333)
                           --------    -------   -----------  -------     ----------
INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS          -          -            -         -        (19,767)
                           --------    -------   ----------   -------     ----------
NET INCOME (LOSS)	      $(1,466,151)   $     - $(10,177,538)  $     -   $(11,108,100)
                           ========    =======  ===========   =======    ===========
NET INCOME (LOSS)
 PER SHARE                $   (0.02)   $ (0.00)   $   (0.57)              $   (0.00)
                           ========    =======  ===========               =========
WEIGHTED AVERAGE NUMBER
 OF SHARES               21,392,405     69,802   17,790,746                  69,802
                         ==========    =======  ===========               =========

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Deficit)

                                                                        Deficit
                                                                       Accumulated
                                                       Capital in       During the
                                    Common Stock       Excess of       Development
                                  Shares   Amount      Par Value         Stage
                                 ------------------    -----------     -------------
Balance, March 31, 2000          69,802   $     699    $(285,406)      $        -

Capital contributed to pay
 Company expenses                     -           -        5,980                -

Stock options issued for notes
 Payable                              -           -      303,287                -

Stock options issued for
 employment agreement                 -           -      544,500                -

Common stock issued for
 past services valued at $3.00
 per share                        5,000          50       14,950                -

Common stock issued to
 acquire Wallstreet Review
 valued at $3.00 per share       90,917         909      271,842                -

Stock issued for website              -           -       40,000                -

Common stock issued for
 compensation valued at $1.00
 per share                       48,000         480       47,520               -

Common stock issued for options
 Exercised                      550,000       5,500            -               -

Fractional shares issued in
 reverse merger                     477           4           (4)              -

Loss for year ended
 December 31, 2000                    -           -            -         (930,742)
                                ---------   ----------  ---------       ----------
Balance, December 31, 2000      764,196     $  7,642    $ 942,669       $(930,742)
                                ---------   ---------   ---------       ----------

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Deficit) (Continued)

                                                                        Deficit
                                                                       Accumulated
                                                       Capital in       During the
                                    Common Stock       Excess of       Development
                                  Shares   Amount      Par Value         Stage
                                 ------------------    -----------     -------------
Balance, December 31, 2000       764,196  $   7,642    $   942,669    $    (930,742)

Stock issued for website       4,000,000     40,000        (40,000)              -

Stock issued to complete
 purchase of Wallstreet-
 Review valued at $1.37 per
 Share                            17,417        174         23,687               -

Stock issued for land valued
 at $0.65 per share            7,692,308     76,923      4,923,077               -

Stock issued for services at
 $0.53 per share                   3,750         38          1,950               -

Stock issued per anti-dilution
 clause valued at $0.70 per
 share                         8,523,434     85,234      5,881,169               -

Stock issued for services
 valued at $0.78 per share       250,000      2,500        192,500               -

Dividend-in-kind issued                -          -     (1,500,000)              -

Stock options issued for
employment agreement                   -          -        324,000               -

Common stock issued for
options exercised at
$.01 per share                 1,900,000     19,000              -               -

Common stock issued for
Options exercised at
$0.06 per share                1,200,000     12,000         60,000               -

Common stock issued for
services to be performed
at $0.08 per share               375,000       3750         26,250               -



WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Deficit) (Continued)

Loss for the nine months ended
 September 30, 2001 (unaudited)        -          -              -     (10,177,358)
                              ----------   --------     ----------     -----------
Balance, September 30, 2001
 (unaudited)                  24,726,105   $247,261    $10,835,302    $(11,108,100)

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                      From
                                                                     Inception on
                                              For the                  June 18,
                                          Nine Months Ended          1999 Through
                                             September 30,           September 30,
                                          2001        2000             2001
                                          -------   ---------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                      $(10,177,358)$      -       $   (11,108,100)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization               10,670        -                11,832
  Common stock issued for services         6,602,252        -             7,185,410
  Impairment of investment in subsidiary   5,790,000        -             5,790,000
  Gain on sale of land                    (2,600,000)       -            (2,600,000)
 Changes in operating assets and liabilities:
  Increase (decrease) in trade payables       33,752        -                51,122
  Increase (decrease) in accrued expenses    288,065        -               288,065
 (Increase) decrease in accounts receivable
    and other assets                         (39,663)       -               (39,663)
                                         ------------  -------         ------------
    Cash Provided (Used) by
      Operating Activities                   (92,282)       -              (421,334)
                                         ------------  -------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of land                               100,000        -               100,000
  Purchase of fixed assets                      (164)       -                (4,514)
                                         ------------  -------         -------------
    Cash Provided (Used) by
      Investing Activities                    99,836        -                95,486

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                     -        -                 5,980
  Proceeds from long-term debt                     -        -               317,377
Proceeds from note payable - related party   104,696        -               114,741
Repayment of note payable - related party    (86,303)       -               (86,303)
                                        -------------  -------       ---------------
Cash Provided (Used) by
   Financing Activities                       18,393        -               351,795
                                        -------------  --------      ---------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             25,947        -                25,947

CASH AT BEGINNING OF PERIOD                        -        -                     -
                                        -------------  ---------     --------------
CASH AT END OF PERIOD                   $     25,947   $    -        $       25,947
                                        ============   =========     ==============

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                                        From
                                                                     Inception on
                                              For the                  June 18,
                                          Nine Months Ended          1999 Through
                                             September 30,           September 30,
                                           2001        2000              2001
                                          -------   ---------        -------------
CASH PAYMENTS FOR:

  Income taxes                           $      -  $       -         $        -
  Interest                               $      -  $       -         $    1,764

NON-CASH FINANCING ACTIVITIES:

Common stock issued in settlement of
  long-term debt                         $      -  $       -         $  303,287
Common stock issued in exchange for
  natural resource properties            $5,000,000$       -         $5,040,000
Common stock issued for services         $6,602,252$       -         $7,185,410

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000


NOTE 1 -	BASIS OF PRESENTATION

The consolidated financial statements presented are those of Wallstreet-Review, Inc. and its wholly-owned subsidiaries; WSR Energy Resources, Inc and
WSR Financial Services, Inc.  Wallstreet-Review,
Inc. is presently engaged in the business of offering financial consulting services to small companies seeking to become public companies through one or more combinations with primarily inactive publicly held companies.

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and nine months periods ended September 30, 2001 and 2000, (b) the consolidated financial position at September 30, 2001 and (c) the consolidated statements of cash flows for the nine month period ended September 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to be Consolidated Financial Statements of the Company for the fiscal year ended December
31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000


NOTE 1 -	BASIS OF PRESENTATION (Continued)

with the audited financial statements and the related notes thereto included in the Company's
2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 27,
2001.

NOTE 2 -	ORGANIZATION AND DESCRIPTION OF
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

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000


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

b.  Provision for Taxes

The Company has a net operating loss carryover of approximately $4,800,000 as of September 30, 2001, which expires in full by 2021. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000


NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

e.  Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

		                         For the                     For the
                               Three Months Ended           Six Months Ended
                                   September 30,              September 30,
                              --------------------        ---------------------
                             2001           2000          2001          2000
Loss per share:

Numerator - net (loss) gain $(501,151)   $      -       $(9,212,358) $       -
Denominator - weighted
 average  number of shares
  outstanding              21,392,405       69,802       17,790,746     69,802
                           ----------     --------       -----------  --------
Loss per share              $   (0.02)   $    0.00      $     (0.52) $   (0.00)
                          ===========    =========      ===========  =========

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

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000

NOTE 4 -	GOING CONCERN (Continued)

liabilities in the normal course of business.  The
Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek out and consummate a merger with an existing, operating company.

NOTE 5 -	NOTES PAYABLE - RELATED PARTIES

At September 30, 2001, notes payable to related parties consisted of the following:

                                                          September
                                                             2001
                                                          ----------
Note payable to a director of the Company,
 bearing interest at prime plus 4.0%,
 unsecured, past due.                                      $       -

Note payable to a director of the Company,
 bearing interest at prime plus 4.0%,
 unsecured, past due.                                              -

Note payable to directors of the Company,
 at 8.0%, unsecured                                           28,437
                                                           ---------
     Total notes payable to related parties                   28,437

     Less: current portion                                   (28,437)
                                                           ---------
     Total Long-Term Debt                                  $	 -
                                                           =========

NOTE 6 -	DILUTIVE INSTRUMENTS

a.  Stock Options

The Company applied Accounting Principles Board
("APB") Option 25, "Accounting for Stock Issued to
Employees," and related interpretations in accounting for all stock option plans. Under APB
Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000

NOTE 6 -	DILUTIVE INSTRUMENTS (Continued)

			                                        For the
                                                     Nine Months Ended
                                                          June 30,
                                                 2001                   2000
Net loss:
  As reported                                $(9,212,358)           $  (10,107)
  Pro Forma                                   (9,236,358)              (10,107)

Net loss per share:
  As reported                                $     (0.52)           $    (0.14)
  Pro Forma                                        (0.52)                (0.14)

The Company has granted the following options as of September 30, 2001.

                       Date of          Exercise   Exercise     Amount    Expiration
Description             Grant            Number     Price     Exercised      Date
                       ----------       ---------  ---------  ---------  -----------
Employee               10-10-00          190,000  $   0.01           -     10-01-01
Employee               10-10-00           98,000  $   0.01           -     10-01-01
Officer                10-10-00          200,000  $   0.01     200,000
Officer                11-13-00          150,000  $   0.01     150,000
Officer                11-01-00          200,000  $   0.01     200,000
Officer                07-16-01        2,500,000  $   0.01   1,900,000
Officer                09-20-01          700,000  $   0.06     700,000
Officer                09-20-01          250,000  $   0.06     250,000
Officer                09-20-01          250,000  $   0.06     250,000
                                         -------              --------
	                                 4,538,000             3,650,000
                                       =========             =========

On October 10, 2000, the company issued options to Jean Moody to purchase 190,000 shares of common stock at $0.01 per share for a note payable valued at $99,221.

On October 10, 2000, the Company issued options to
R. Dennis Ickes to purchase 98,000 shares of common stock at $0.01 per share for a note payable valued at $204,065.

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000

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

On July 16, 2001, the Company issued options to
Jeff Daly to purchase 2,500,000 shares of common stock at $0.01 per share, which were valued at $0.12 per share based on the value of the stock.
Accordingly, a compensation expense of $300,000 was recognized 1,900,000 of these options were exercised on September 17, 2001.

On September 20, 2001, the Company issued options to Matthew Dwyer to purchase 700,000 shares of common stock at $0.06 per share, which were valued at $0.02 per share based on the value of the stock.
Accordingly, a compensation expense of $14,000 was recognized. These options were exercised on September 20, 2001.

On September 20, 2001, the Company issued options to Peter Nardangeli to purchase 250,000 shares of common stock at $0.06 per share, which were valued at $0.02 per share based on the value of the stock.
Accordingly, a compensation expense of $5,000 was recognized. These options were exercised on September 20, 2001.

WALLSTREET-REVIEW, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000

NOTE 7 -	DILUTED INSTRUMENTS (Continued)

On September 20, 2001, the Company issued options
to Jeff Daly to purchase 250,000 shares of common
stock at $0.06 per share, which were valued at
$0.02 per share based on the value of the stock.
Accordingly, a compensation expense of $5,000 was
recognized.   These options were exercised on
September 20, 2001.

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

Subsequent to September 30, 2001 the wholly-owned subsidiary, WSR Energy Resources, Inc. entered into a reverse merger agreement with an unaffiliated company.

Item 2.   Management's Discussion and Analysis of
Financial Condition

Wallstreet-Review (formerly Beryllium International
Corporation) was formed originally to engage in the
acquisition and sale of interests in oil, gas, coal
oil, shale and other mineral properties located
principally in the Rocky Mountain region of the
United States of America.  However, with world
decline in prices for   Beryllium and intense
competition from larger companies, Wallstreet-
Review ceased exploring options on its mining rights in September 1994. These factors caused
Wallstreet-Review to be unable to continue operation. Since September 1994, the registrant sought a merger candidate to provide operating capital for the future.

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

On January 19, 2001, the Company entered into an agreement with Teeka Leisure Corporation an Alberta, Canada, corporation to assist them in becoming a public company. The Company was to receive a retainer of $35,000.00. Upon completion of a reverse merger, the Company will receive One million shares of Teeka and a 10% fee for all funds raised.

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

On August 13, 2001, the Company created a wholly owned subsidiary named WSR Financial Services, Inc.
WSRF will offer financial services to individual investors and investment banking to corporate clients.

On November 16, 2001, the Company's wholly owned
subsidiary WSR enterred into an Agreement and Plan
of Reorganization with BioTec Systems, Ltd.
BioTec will reverse merger into WSR and file a
registration statement to register the stock.   The
Company retained 27% of the newly merged company.

On November 27, Matthew P. Dwyer resigned as CEO
and COB.   Jeff Daly was appointed interim CEO and
as a director of the Company until the next shareholder meeting.

On December 3, the Company announced a share
distribution for all shareholders of record as of
the 14th of December.   The Company shall
distribute one share of BioTec for every 13.96
Company shares held.   On December 14th, the

Company extended the record date until the 4th of January and increased the distribution to one share of BioTec for every 7.3 Company shares held.

RESULTS OF OPERATIONS

Comparison of operations for the nine months ended
September 30, 2001 with the nine months ended
September 30, 2000.

For the nine months ended September 30, 2001, net loss was $10,177,538) compared to $-0- for the nine months ended September 30, 2000, due to the increased cost associated with certain anti-dilution clauses from the acquisition of the Vance oil & gas leases.

Expenses for the nine months ended September 30,
2001 consisted of salaries and benefits of
$6,674,925, lease and rental costs of $15,410,
acquisition costs of $23,861 and depreciation
expense of $10,670.   General and administrative
expenses in 2000 were $-0- compared to $324,432 in 2001 reflecting the level of activity of operations by the Company after the merger and with the acquisition of the Oil & Gas leases.

The substantial increase in salaries and benefits resulted from the issuance of common stock for services.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, the
Company received proceeds from a note-payable-
related party of $104,696 and repaid $86,303 of the
note-payable-related party.   As a result, the
Company had cash provided by financing activities of $18,393 for the nine months ended September 30, 2001.

For the nine months ended September 30, 2000, the Company pursued no financing activities.

For the nine months ended September 30, 2001, the
Company sold land for $100,000 and purchased fixed
assets of $164.   As a result, the Company had cash
provided by investing activities of $99,836 for the nine months ended September 30, 2001.

For the nine months ended September 30, 2000, the Company pursued no investing activities.

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

Wallstreet-Review, Inc.

January 10, 2002

By:   /s/ Jeff Daly
      --------------------
      Jeff Daly
      Chief Executive Officer


Copyright 2001 EDGAR Online, Inc. (ver 1.01/2.003)	Page 21